Form 10-Q
period 1994-03-31
BALCOR EQUITY PENSION INVESTORS II
filed 1994-05-12
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission file number 0-13348


                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Illinois                                     36-3314331
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No    .

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1994 and December 31, 1993
                                 (UNAUDITED)


                                    ASSETS
                                                   1994             1993
                                              --------------  ---------------
Cash and cash equivalents                     $  17,506,086   $   17,153,575
Accounts and accrued interest receivable            888,662        1,215,873
Prepaid expenses, principally
  real estate taxes                                 283,068           91,177
Deferred expenses, net of accumulated
  amortization of $777,528 in 1994
  and $721,884 in 1993                              811,956          812,435
Investment in joint venture with an affiliate     1,442,370        1,463,700
                                              --------------  ---------------
                                                 20,932,142       20,736,760
                                              --------------  ---------------
Investment in loan receivable                     7,540,986        7,540,986
Loan application and processing fees,
  net of accumulated amortization of
  $192,188 in 1994 and $185,636 in 1993              69,887           76,439
                                              --------------  ---------------
                                                  7,610,873        7,617,425
                                              --------------  ---------------
Investment in real estate:
    Land                                         26,808,775       26,808,775
    Buildings and improvements                  107,555,724      107,555,724
                                              --------------  ---------------
                                                134,364,499      134,364,499
  Less accumulated depreciation                  36,753,739       35,953,859
                                              --------------  ---------------
Investment in real estate, net of
  accumulated depreciation                       97,610,760       98,410,640
                                              --------------  ---------------
                                              $ 126,153,775   $  126,764,825
                                              ==============  ===============



                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     145,153   $      692,988
Due to affiliates                                   265,573          124,604
Accrued liabilities, principally
  real estate taxes                                 304,564          342,803
Security deposits                                   410,703          409,091
                                              --------------  ---------------
    Total liabilities                             1,125,993        1,569,486

Affiliates' participation in joint ventures      18,248,663       18,182,349

Partners' capital (939,587 Limited Partnership
  Interests issued and outstanding)             106,779,119      107,012,990
                                              --------------  ---------------
                                              $ 126,153,775   $  126,764,825
                                              ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1994 and 1993
                                  (UNAUDITED)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental income                               $   4,326,458    $   4,305,483
  Service income                                    427,391          783,135
  Interest on short-term investments                142,886           79,193
  Interest on loan receivable - first
    mortgage, net of amortization of
    $6,552 in 1994 and 1993                         152,965          194,496
  Interest income from investment in
    acquisition loan, net of amortization
    of $7,366 in 1993                                                230,052
                                              --------------   --------------
      Total income                                5,049,700        5,592,359
                                              --------------   --------------
Expenses:
  Depreciation                                      799,880          807,102
  Amortization of deferred expenses                  55,644           73,535
  Property operating                              1,590,506        1,314,514
  Real estate taxes                                 287,181          544,878
  Property management fees                          185,938          181,653
  Mortgage servicing fees                             5,697           15,478
  Administrative                                    213,814          216,252
  Participation in loss (income) of joint
    venture with an affiliate                        21,330          (18,313)
                                              --------------   --------------
      Total expenses                              3,159,990        3,135,099
                                              --------------   --------------
Income before participation in joint
  ventures and equity from investment in
  acquisition loan                                1,889,710        2,457,260
Affiliates' participation in income
  from joint ventures                              (371,264)        (423,066)
Equity in loss from investment
  in acquisition loan                                                (87,454)
                                              --------------   --------------
Net income                                    $   1,518,446    $   1,946,740
                                              ==============   ==============
Net income allocated to General Partner       $     219,091    $     264,411
                                              ==============   ==============
Net income allocated to Limited Partners      $   1,299,355    $   1,682,329
                                              ==============   ==============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)            $        1.38    $        1.79
                                              ==============   ==============

Distribution to General Partner               $     175,232    $     195,487
                                              ==============   ==============
Distribution to Limited Partners              $   1,577,085    $   1,759,374
                                              ==============   ==============
Distribution per Limited Partnership Interest:

  Taxable                                     $        1.30    $        1.45
                                              ==============   ==============
  Tax-exempt                                  $        1.73    $        1.93
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1994 and 1993
                                  (UNAUDITED)


                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net income                                  $   1,518,446    $   1,946,740
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        from joint ventures                         371,264          423,066
      Participation in loss (income) of
        joint venture with an affiliate              21,330          (18,313)
      Equity in loss from investment in
        acquisition loan                                              87,454
      Depreciation of properties                    799,880          807,102
      Amortization of deferred expenses              55,644           73,535
      Amortization of loan application and
        processing fees                               6,552           13,918
      Net change in:
        Accounts and accrued interest
          receivable                                327,211           23,791
        Prepaid expenses                           (191,891)        (179,043)
        Accounts payable                           (547,835)         147,206
        Due to affiliates                           140,969           52,330
        Accrued liabilities                         (38,239)         (15,852)
        Security deposits                             1,612          (20,391)
                                              --------------   --------------
  Net cash provided by operating activities       2,464,943        3,341,543
                                              --------------   --------------
Investing activities:
  Improvements and additions to properties                          (141,240)
  Payment of deferred expenses                      (55,165)
                                              --------------   --------------
  Net cash used in investing activities             (55,165)        (141,240)
                                              --------------   --------------
Financing activities:
  Distribution to Limited Partners               (1,577,085)      (1,759,374)
  Distribution to General Partner                  (175,232)        (195,487)
  Distribution to joint venture
    partner - affiliate                            (304,950)        (554,241)
                                              --------------   --------------
  Net cash used in financing activities          (2,057,267)      (2,509,102)
                                              --------------   --------------

Net change in cash and cash equivalents             352,511          691,201
Cash and cash equivalents at
  beginning of period                            17,153,575        9,337,683
                                              --------------   --------------
Cash and cash equivalents at end of period    $  17,506,086    $  10,028,884
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1994 are:


                                         Paid     Payable

    Mortgage servicing fees         $     3,798  $  3,798
    Property management fees            178,579    66,484
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                        3,397    36,990
        Data processing                    None    73,289
        Investment processing               334     2,895
        Investor communications             436     5,109
        Legal                             1,134    15,844
        Portfolio management              4,696    56,726
        Other                               451     4,438


3. Subsequent Event:

In April 1994, the Partnership made a distribution of $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the first quarter of 1994.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. From 1987 through 1993, the Partnership acquired three properties through foreclosure on the loans and accepted prepayments on three additional loans. As of March 31, 1994, the Partnership has one loan outstanding and operates eight properties and its minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

The Ammendale Technology Park - Phase I and 100 Ashford Center North and Westech 360 office buildings experienced declines in property operations during the first quarter of 1994. Also, interest income and equity in loss from investment in acquisition loan ceased as a result of the October 1993 repayment of the Davidson Officenter acquisition loan. These events caused a decrease in net income during the quarter ended March 31, 1994 when compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

The Partnership bills most tenants at the commercial properties periodically for common area maintenance, real estate taxes and other operating expenses of the properties based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. Since the Partnership receives reimbursements based upon the tenants' pro rata share of rentable space, a decrease in occupancy at the 100 Ashford Center North Office Building has caused a decrease in the total amount billable for these items. In addition, a tenant at the Denver Centerpoint Office Building reimbursed the Partnership in 1993 for improvement costs paid by the Partnership in excess of the stipulated amount per the lease agreement. The combined effect of these events has resulted in a decrease in service income during the quarter ended March 31, 1994 when compared to the same period in 1993.

The proceeds received from the October 1993 repayment of the Davidson Officenter acquisition loan and improved operations during 1993 at the Partnership's properties resulted in an increase in funds available for short-term investments. As a result, interest income on short-term investments increased during the quarter ended March 31, 1994 when compared to the same period in 1993.

In February and August 1993, the loan collateralized by the Colonial Coach and Castlewood West mobile home parks was modified, reducing the interest rate. This caused a decrease in interest income on loan receivable during the quarter ended March 31, 1994 when compared to the same period in 1993.

Interest income and equity in loss from investment in acquisition loan ceased as a result of the October 1993 repayment of the Davidson Officenter acquisition loan. Equity in loss represented the Partnership's share of property operations and had no effect on the cash flow of the Partnership. Mortgage servicing fees decreased during the quarter ended March 31, 1994 as compared to the same period in 1993 due to this repayment.

Participation in loss/income of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center Office Buildings. Due to higher tenant and utility costs at this property in the first quarter of 1994, a loss was generated, resulting in participation in loss of joint venture with an affiliate during the quarter ended March 31, 1994 as compared to participation in income during the same period in 1993.

Higher tenant costs and contracted services at the Ammendale Technology Park - Phase I, and 1275 K Street and Westech 360 office buildings resulted in an increase in property operating expense during the quarter ended March 31, 1994 when compared to the same period in 1993.

A refund of 1992 taxes was received in 1994 from the local taxing authority for the 1275 K Street Office Building due to a further decrease in the assessed value of this property. This refund caused a decrease in real estate tax expense during the quarter ended March 31, 1994 as compared to the same period in 1993.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. As a result of increased tenant costs and contracted services at both properties, the affiliates' income participation decreased during the quarter ended March 31, 1994 as compared to the same period in 1993. The real estate tax refund received at the 1275 K Street Office Building partially offset this decrease.

Liquidity and Capital Resources

The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the properties, mortgage payments received on the loan and short-term interest income. Cash received from these sources was partially offset by the payment of administrative expenses. The net cash flow provided by operating activities was partially used in financing activities to make quarterly distributions to the Partners and to the affiliated joint venture partners. The Partnership is retaining substantial cash reserves in anticipation of future leasing costs at several of the Partnership's commercial properties. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of the Partnership distributions for the previous quarter, and then gradually increasing each month as mortgage payments on loans and cash flow from property operations are received.

During the quarters ended March 31, 1994 and 1993, all of the Partnership's properties, except the Pacific Center Office Buildings (minority joint venture), generated positive cash flow. The Pacific Center Office Buildings, which generated positive cash flow during the quarter ended March 31, 1993, generated a marginal cash flow deficit for the same period in 1994 due to an increase in tenant and utility costs. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from cash flow generated by interest payments and property operations. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, as a result of property operations.

In April 1994, the Partnership paid $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) representing the quarterly distribution for the first quarter of 1994. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. The General Partner expects that the cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 25, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13348) are incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PENSION INVESTORS-II
                              A REAL ESTATE LIMITED PARTNERSHIP

                              By: /s/ Thomas E. Meador
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-II, the General Partner



                              By: /s/ Allan Wood
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Equity Partners-II, the General Partner

Date: May 11, 1994