Form 10-Q
period 1994-06-30
BALCOR EQUITY PENSION INVESTORS II
filed 1994-08-11
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-13348
                       -------

                     BALCOR EQUITY PENSION INVESTORS-II
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3314331
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1994 and December 31, 1993
                                 (UNAUDITED)


                                    ASSETS

                                                    1994             1993
                                               --------------  ---------------
Cash and cash equivalents                      $  17,560,435   $   17,153,575
Accounts and accrued interest receivable           1,171,959        1,215,873
Prepaid expenses, principally
  real estate taxes                                                    91,177
Deferred expenses, net of accumulated
  amortization of $834,683 in 1994
  and $721,884 in 1993                               956,253          812,435
Investment in joint venture with an affiliate      1,504,256        1,463,700
                                               --------------  ---------------
                                                  21,192,903       20,736,760
                                               --------------  ---------------

Investment in loan receivable                      7,540,986        7,540,986
Loan application and processing fees,
  net of accumulated amortization of
  $198,741 in 1994 and $185,636 in 1993               63,334           76,439
                                               --------------  ---------------
                                                   7,604,320        7,617,425
                                               --------------  ---------------
Investment in real estate:
    Land                                          26,808,775       26,808,775
    Buildings and improvements                   107,711,021      107,555,724
                                               --------------  ---------------
                                                 134,519,796      134,364,499
  Less accumulated depreciation                   37,553,088       35,953,859
                                               --------------  ---------------
Investment in real estate, net of
  accumulated depreciation                        96,966,708       98,410,640
                                               --------------  ---------------
                                               $ 125,763,931   $  126,764,825
                                               ==============  ===============



                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $     144,943   $      692,988
Due to affiliates                                    348,383          124,604
Accrued liabilities, principally
  real estate taxes                                  334,167          342,803
Security deposits                                    441,636          409,091
                                               --------------  ---------------
    Total liabilities                              1,269,129        1,569,486
Affiliates' participation in joint ventures       17,738,244       18,182,349

Partners' capital (939,587 Limited Partnership
  Interests issued and outstanding)              106,756,558      107,012,990
                                               --------------  ---------------
                                               $ 125,763,931   $  126,764,825
                                               ==============  ===============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1994 and 1993
                               (UNAUDITED)

                                                    1994             1993
                                               --------------   --------------

Income:
  Rental income                                $   8,814,817    $   8,380,532
  Service income                                   1,104,889        1,377,878
  Interest on short-term investments                 322,397          160,323
  Interest on loan receivable - first
    mortgage, net of amortization of
    $13,105 in 1994 and 1993                         305,930          351,505
  Interest income from investment in
    acquisition loan, net of amortization
    of $14,731 in 1993                                                349,728
                                               --------------   --------------
      Total income                                10,548,033       10,619,966
                                               --------------   --------------

Expenses:
  Depreciation                                     1,599,229        1,648,223
  Amortization of deferred expenses                  112,799          151,476
  Property operating                               3,292,512        2,978,840
  Real estate taxes                                  791,203        1,056,223
  Property management fees                           366,217          359,162
  Mortgage servicing fees                             11,394           30,957
  Administrative                                     477,496          489,662
  Participation in loss (income) of joint
    venture with an affiliate                          4,509          (38,950)
                                               --------------   --------------
      Total expenses                               6,655,359        6,675,593
                                               --------------   --------------
Income before participation in joint
  ventures and equity from investment in
  acquisition loan                                 3,892,674        3,944,373
Affiliates' participation in income
  from joint ventures                               (644,472)        (637,452)
Equity in loss from investment in
  acquisition loan                                                    (47,876)
                                               --------------   --------------
Net income                                     $   3,248,202    $   3,259,045
                                               ==============   ==============
Net income allocated to General Partner        $     459,073    $     467,703
                                               ==============   ==============
Net income allocated to Limited Partners       $   2,789,129    $   2,791,342
                                               ==============   ==============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)             $        2.97    $        2.97
                                               ==============   ==============

Distributions to General Partner               $     350,464    $     370,719
                                               ==============   ==============
Distributions to Limited Partners              $   3,154,170    $   3,336,459
                                               ==============   ==============
Distributions per Limited Partnership
  Interest:

  Taxable                                      $        2.60    $        2.75
                                               ==============   ==============
  Tax-exempt                                   $        3.46    $        3.66
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1994 and 1993
                                 (UNAUDITED)

                                                    1994             1993
                                               --------------   --------------
Income:
  Rental income                                $   4,488,359    $   4,075,049
  Service income                                     677,498          594,743
  Interest on short-term investments                 179,511           81,130
  Interest on loan receivable - first
    mortgage, net of amortization of
    $6,553 in 1994 and 1993                          152,965          157,009
  Interest income from investment in
    acquisition loan, net of amortization
    of $7,365 in 1993                                                 119,676
  Participation in income of joint
    venture with an affiliate                         16,821           20,637
                                               --------------   --------------
      Total income                                 5,515,154        5,048,244
                                               --------------   --------------

Expenses:
  Depreciation                                       799,349          841,121
  Amortization of deferred expenses                   57,155           77,941
  Property operating                               1,702,006        1,664,326
  Real estate taxes                                  504,022          511,345
  Property management fees                           180,279          177,509
  Mortgage servicing fees                              5,697           15,479
  Administrative                                     263,682          273,410
                                               --------------   --------------
      Total expenses                               3,512,190        3,561,131
                                               --------------   --------------
Income before participation in joint
  ventures and equity from investment
  in acquisition loan                              2,002,964        1,487,113
Affiliates' participation in income
  from joint ventures                               (273,208)        (214,386)
Equity in income from investment
  in acquisition loan                                                  39,578
                                               --------------   --------------
Net income                                     $   1,729,756    $   1,312,305
                                               ==============   ==============
Net income allocated to General Partner        $     239,982    $     203,292
                                               ==============   ==============
Net income allocated to Limited Partners       $   1,489,774    $   1,109,013
                                               ==============   ==============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)             $        1.59    $        1.18
                                               ==============   ==============
Distribution to General Partner                $     175,232    $     175,232
                                               ==============   ==============
Distribution to Limited Partners               $   1,577,085    $   1,577,085
                                               ==============   ==============
Distribution per Limited Partnership
  Interest:

  Taxable                                      $        1.30    $        1.30
                                               ==============   ==============
  Tax-exempt                                   $        1.73    $        1.73
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1994 and 1993
                                 (UNAUDITED)


                                                    1994             1993
                                               --------------   --------------
Operating activities:
  Net income                                   $   3,248,202    $   3,259,045
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        from joint ventures                          644,472          637,452
      Participation in loss (income) of joint
        venture with an affiliate                      4,509          (38,950)
      Equity in loss from investment in
        acquisition loan                                               47,876
      Depreciation of properties                   1,599,229        1,648,223
      Amortization of deferred expenses              112,799          151,476
      Amortization of loan application and
        processing fees                               13,105           27,836
      Net change in:
        Accounts and accrued interest
          receivable                                  43,914          382,078
        Prepaid expenses                              91,177          109,195
        Accounts payable                            (548,045)          45,217
        Due to affiliates                            223,779           39,164
        Accrued liabilities                           (8,636)          46,698
        Security deposits                             32,545          (19,323)
                                               --------------   --------------
  Net cash provided by operating activities        5,457,050        6,335,987
                                               --------------   --------------
Investing activities:
  Capital contributions to joint venture
    with an affiliate                                (45,065)        (136,441)
  Improvements and additions to properties          (155,297)        (274,850)
  Payment of deferred expenses                      (256,617)
                                               --------------   --------------
  Net cash used in investing activities             (456,979)        (411,291)
                                               --------------   --------------
Financing activities:
  Distributions to Limited Partners               (3,154,170)      (3,336,459)
  Distributions to General Partner                  (350,464)        (370,719)
  Distributions to joint venture
    partners - affiliates                         (1,088,577)        (803,418)
                                               --------------   --------------
  Net cash used in financing activities           (4,593,211)      (4,510,596)
                                               --------------   --------------

Net change in cash and cash equivalents              406,860        1,414,100
Cash and cash equivalents at beginning
  of period                                       17,153,575        9,337,683
                                               --------------   --------------
Cash and cash equivalents at end of period     $  17,560,435    $  10,751,783
                                               ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1994, and all such adjustments are of a normal and recurring nature.

2.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1994 are:


                                             Paid
                                     --------------------
                                     Six Months   Quarter      Payable
                                     ----------  --------    ---------

    Mortgage servicing fees             $11,394    $7,596       $1,899
    Property management fees            366,264   187,685       59,078
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       24,566    21,169       51,866
        Data processing                    None      None      111,426
        Investment processing             2,418     2,084        3,613
        Investor communications           3,151     2,715        7,382
        Legal                             8,199     7,065       24,307
        Portfolio management             33,967    29,271       82,875
        Other                             3,264     2,813        5,937

3.  Subsequent Event:

In July 1994, the Partnership made a distribution of $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter of 1994.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. From 1987 through 1993, the Partnership acquired three properties through foreclosure on the loans and accepted prepayments on three additional loans. As of June 30, 1994, the Partnership has one loan outstanding and operates eight properties and its minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Interest income and equity in income or loss from investment in acquisition loan ceased as a result of the October 1993 repayment of the Davidson Officenter acquisition loan. Additional rental income related to early lease terminations and an increase in interest income on short-term investments significantly offset this cessation of interest income, resulting in a slight decrease in net income during the six months ended June 30, 1994 when compared to the same period in 1993. Since the additional income related to early lease terminations was received during the second quarter of 1994, net income increased during the quarter ended June 30, 1994 when compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

The Partnership received additional income during the second quarter of 1994 from several tenants at the 100 Ashford Center North and Westech 360 office buildings due to early lease terminations. This additional income resulted in an increase in rental income during the six months and quarter ended June 30, 1994 when compared to the same periods in 1993. In addition, a decrease in rental income due to lower average occupancy at the 100 Ashford Center North Office Building was offset by an increase in rental income due to higher average occupancy at the Denver Centerpoint and the Ammendale Technology Park - Phase I office buildings.

The Partnership bills most tenants at the commercial properties periodically for common area maintenance, real estate taxes and other operating expenses of the properties based on estimates. Adjustments are periodically made to these billings once the Partnership has determined the actual amounts due. These adjustments have resulted in a decrease in service income during the six months ended June 30, 1994 and an increase in service income during the quarter ended June 30, 1994 when compared to the same periods in 1993. In addition, a tenant at the Denver Centerpoint Office Building reimbursed the Partnership in the first quarter of 1993 for improvement costs paid by the Partnership in excess of the stipulated amount per the lease agreement. This reimbursement contributed to the decrease in service income during the six months ended June 30, 1994.

The proceeds received from the October 1993 repayment of the Davidson Officenter acquisition loan and improved operations during 1993 at the Partnership's properties resulted in an increase in funds available for short-term investments. As a result, interest income on short-term investments increased during the six months and quarter ended June 30, 1994 when compared to the same periods in 1993.

In February and August 1993, the loan collateralized by the Colonial Coach and Castlewood West mobile home parks was modified, reducing the interest rate. This caused a decrease in interest income on loan receivable during the six months and quarter ended June 30, 1994 when compared to the same periods in 1993.

Interest income and equity in income or loss from investment in acquisition loan ceased as a result of the October 1993 repayment of the Davidson Officenter acquisition loan. Equity in income or loss represented the Partnership's share of property operations and had no effect on the cash flow of the Partnership. Mortgage servicing fees decreased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993 due to this repayment.

Participation in loss/income of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center Office Buildings. Due to higher leasing and utility costs at this property in the first half of 1994, a slight loss was generated, resulting in participation in loss of joint venture with an affiliate during the six months ended June 30, 1994 as compared to participation in income during the same period in 1993.

Higher leasing costs and contracted services at the Ammendale Technology Park - Phase I, 100 Ashford Center North, 1275 K Street and Westech 360 office buildings resulted in an increase in property operating expense during the six months and quarter ended June 30, 1994 when compared to the same periods in 1993.

A refund of 1992 taxes was received in the first quarter of 1994 from the local taxing authority for the 1275 K Street Office Building due to a decrease in the assessed tax value of this property. This refund caused a decrease in real estate tax expense during the six months ended June 30, 1994 as compared to the same period in 1993.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. As a result of the additional income received at the Westech 360 Office Building due to early lease terminations, the affiliates' income participation increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.


Liquidity and Capital Resources
- - -------------------------------

The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the properties, mortgage payments received on the loan and short-term interest income. Cash received from these sources was partially offset by the payment of administrative expenses. The net cash flow provided by operating activities was partially used in investing activities for capital improvements and leasing commissions at certain of the Partnership's properties and in financing activities to make quarterly distributions to the Partners and to the affiliated joint venture partners. The Partnership is retaining cash reserves in anticipation of future leasing costs at several of the Partnership's commercial properties. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of the Partnership distributions for the previous quarter, and then gradually increasing each month as mortgage payments on the loan and cash flow from property operations are received.

During the six months ended June 30, 1994 and 1993, all of the Partnership's properties, including the Pacific Center Office Buildings (in which the Partnership holds a minority joint venture interest), generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from cash flow generated by interest payments and property operations. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, as a result of property operations.

In July 1994, the Partnership paid $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) representing the quarterly distribution for the second quarter of 1994. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. The General Partner expects that the cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

During the six months ended June 30, 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,079 Interests from Limited Partners at a total cost of $114,749.

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

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PENSION INVESTORS-II
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-II, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Equity Partners-II, the General Partner



Date: August 11, 1994
      -------------------------------