Form 10-Q
period 1994-09-30
BALCOR EQUITY PENSION INVESTORS II
filed 1994-11-10
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-13348
                       -------

                     BALCOR EQUITY PENSION INVESTORS-II
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3314331
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
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

                                 BALANCE SHEETS
                   September 30, 1994 and December 31, 1993
                                  (UNAUDITED)


                                     ASSETS

                                                   1994            1993
                                              -------------  --------------
Cash and cash equivalents                     $ 16,760,311   $  17,153,575
Accounts and accrued interest receivable         1,034,362       1,215,873
Prepaid expenses, principally
  real estate taxes                                354,505          91,177
Deferred expenses, net of accumulated
  amortization of $907,649 in 1994
  and $721,884 in 1993                             909,446         812,435
Investment in joint venture with an affiliate    1,475,933       1,463,700
                                              -------------  --------------
                                                20,534,557      20,736,760
                                              -------------  --------------

Investment in loan receivable                    7,540,986       7,540,986
Loan application and processing fees,
  net of accumulated amortization of
  $205,290 in 1994 and $185,636 in 1993             56,785          76,439
                                              -------------  --------------
                                                 7,597,771       7,617,425
                                              -------------  --------------
Investment in real estate:
    Land                                        26,808,775      26,808,775
    Buildings and improvements                 107,930,146     107,555,724
                                              -------------  --------------
                                               134,738,921     134,364,499
  Less accumulated depreciation                 38,352,705      35,953,859
                                              -------------  --------------
Investment in real estate, net of
  accumulated depreciation                      96,386,216      98,410,640
                                              -------------  --------------
                                              $124,518,544   $ 126,764,825
                                              =============  ==============



                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $    129,938   $     692,988
Due to affiliates                                  222,684         124,604
Accrued liabilities, principally
  real estate taxes                                444,425         342,803
Security deposits                                  456,472         409,091
                                              -------------  --------------
    Total liabilities                            1,253,519       1,569,486

Affiliates' participation in joint ventures     17,490,573      18,182,349

Partners' capital (939,587 Limited Partnership
  Interests issued and outstanding)            105,774,452     107,012,990
                                              -------------  --------------
                                              $124,518,544   $ 126,764,825
                                              =============  ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                  (UNAUDITED)

                                                   1994            1993
                                              -------------   -------------
Income:
  Rental income                               $ 12,901,906    $ 12,687,616
  Service income                                 1,593,099       1,947,521
  Interest on short-term investments               528,674         248,771
  Interest on loan receivable - first
    mortgage, net of amortization of
    $19,654 in 1994 and 1993                       458,895         515,662
  Interest income from investment in
    acquisition loan, net of amortization
    of $22,099 in 1993                                             418,878
                                              -------------   -------------
      Total income                              15,482,574      15,818,448
                                              -------------   -------------

Expenses:
  Depreciation                                   2,398,846       2,472,290
  Amortization of deferred expenses                185,765         209,269
  Property operating                             5,616,928       4,728,656
  Real estate taxes                              1,277,399       1,536,322
  Property management fees                         538,742         542,114
  Mortgage servicing fees                           17,091          46,435
  Administrative                                   630,381         813,387
  Participation in loss (income) of joint
    venture with an affiliate                       14,833         (39,174)
  Provision for investment property writedown                    7,510,000
                                              -------------   -------------
      Total expenses                            10,679,985      17,819,299
                                              -------------   -------------
Income (loss) before participation in
  joint ventures and equity from
  investment in acquisition loan                 4,802,589      (2,000,851)
Affiliates' participation in income
  from joint ventures                             (784,176)       (929,924)
Equity in loss from investment in
  acquisition loan                                                 (71,446)
                                              -------------   -------------
Net income (loss)                             $  4,018,413    $ (3,002,221)
                                              =============   =============
Net income allocated to General Partner       $    604,439    $    586,756
                                              =============   =============
Net income(loss) allocated to Limited Partners$  3,413,974    $ (3,588,977)
                                              =============   =============
Net income (loss) per Limited Partnership
  Interest (939,587 issued and outstanding)   $       3.63    $      (3.82)
                                              =============   =============
Distributions to General Partner              $    525,696    $    545,951
                                              =============   =============
Distributions to Limited Partners             $  4,731,255    $  4,913,544
                                              =============   =============
Distributions per Limited Partnership
  Interest:

    Taxable                                   $       3.90    $       4.05
                                              =============   =============
    Tax-exempt                                $       5.19    $       5.39
                                              =============   =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993

                                  (UNAUDITED)

                                                   1994            1993
                                              -------------   -------------
Income:
  Rental income                               $  4,087,089    $  4,307,084
  Service income                                   488,210         569,643
  Interest on short-term investments               206,277          88,448
  Interest on loan receivable - first
    mortgage, net of amortization of
    $6,549 in 1994 and 1993                        152,965         164,157
  Interest income from investment in
    acquisition loan, net of amortization
    of $7,368 in 1993                                               69,150
                                              -------------   -------------
      Total income                               4,934,541       5,198,482
                                              -------------   -------------

Expenses:
  Depreciation                                     799,617         824,067
  Amortization of deferred expenses                 72,966          57,793
  Property operating                             2,324,416       1,749,816
  Real estate taxes                                486,196         480,099
  Property management fees                         172,525         182,952
  Mortgage servicing fees                            5,697          15,478
  Administrative                                   152,885         323,725
  Participation in loss (income) of joint
    venture with an affiliate                       10,324            (224)
  Provision for investment property writedown                    7,510,000
                                              -------------   -------------
      Total expenses                             4,024,626      11,143,706
                                              -------------   -------------
Income (loss) before participation in
  joint ventures and equity from
  investment in acquisition loan                   909,915      (5,945,224)
Affiliates' participation in income
  from joint ventures                             (139,704)       (292,472)
Equity in loss from investment in
  acquisition loan                                                 (23,570)
                                              -------------   -------------
Net income (loss)                             $    770,211    $ (6,261,266)
                                              =============   =============
Net income allocated to General Partner       $    145,366    $    119,053
                                              =============   =============
Net income(loss) allocated to Limited Partners$    624,845    $ (6,380,319)
                                              =============   =============
Net income (loss) per Limited Partnership
  Interest (939,587 issued and outstanding)   $       0.66    $      (6.79)
                                              =============   =============
Distribution to General Partner               $    175,232    $    175,232
                                              =============   =============
Distribution to Limited Partners              $  1,577,085    $  1,577,085
                                              =============   =============
Distribution per Limited Partnership
  Interest:

  Taxable                                     $       1.30    $       1.30
                                              =============   =============
  Tax-exempt                                  $       1.73    $       1.73
                                              =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                   (UNAUDITED)


                                                   1994            1993
                                              -------------   -------------
Operating activities:
  Net income (loss)                           $  4,018,413    $ (3,002,221)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Affiliates' participation in income
        from joint ventures                        784,176         929,924
      Participation in loss (income) of
        joint venture with an affiliate             14,833         (39,174)
      Equity in loss from investment in
        acquisition loan                                            71,446
      Depreciation of properties                 2,398,846       2,472,290
      Amortization of deferred expenses            185,765         209,269
      Amortization of loan application
        and processing fees                         19,654          41,753
      Provision for investment property
        writedown                                                7,510,000
      Net change in:
        Accounts and accrued interest
          receivable                               181,511         105,171
        Prepaid expenses                          (263,328)       (251,411)
        Accounts payable                          (563,050)       (261,492)
        Due to affiliates                           98,080          24,628
        Accrued liabilities                        101,622         253,997
        Security deposits                           47,381          (2,856)
                                              -------------   -------------
  Net cash provided by operating activities      7,023,903       8,061,324
                                              -------------   -------------
Investing activities:
  Capital contributions to joint venture
    with an affiliate                              (45,065)       (136,441)
  Distributions from joint venture
    with an affiliate                               17,999          21,959
  Improvements and additions to properties        (374,422)       (464,100)
  Payment of deferred expenses                    (282,776)
                                              -------------   -------------
  Net cash used in investing activities           (684,264)       (578,582)
                                              -------------   -------------
Financing activities:
  Distributions to Limited Partners             (4,731,255)     (4,913,544)
  Distributions to General Partner                (525,696)       (545,951)
  Distributions to joint venture
    partners - affiliates                       (1,475,952)     (1,383,747)
                                              -------------   -------------
  Net cash used in financing activities         (6,732,903)     (6,843,242)
                                              -------------   -------------

Net change in cash and cash equivalents           (393,264)        639,500
Cash and cash equivalents at beginning
  of period                                     17,153,575       9,337,683
                                              -------------   -------------
Cash and cash equivalents at end of period    $ 16,760,311    $  9,977,183
                                              =============   =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------  --------    ---------

    Mortgage servicing fees            $ 15,192  $  3,798      $ 3,798
    Property management fees            541,604   175,340       56,263
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       72,928    48,362       34,154
        Data processing                  15,727    15,727       69,183
        Investment processing             7,179     4,761        1,186
        Investor communications           9,354     6,203        6,523
        Legal                            24,339    16,140       13,183
        Portfolio management            100,834    66,867       34,171
        Other                             9,691     6,427        4,223

3. Subsequent Event:

In October 1994, the Partnership made a distribution of $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1994.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. From 1987 through 1993, the Partnership acquired three properties through foreclosure on the loans and accepted prepayments on three additional loans. As of September 30, 1994, the Partnership has one loan outstanding and operates eight properties and its minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

During the third quarter of 1993, the Partnership recognized a provision for investment property writedown related to the 100 Ashford Center North Office Building, which resulted in a net loss during the nine months and quarter ended September 30, 1993 as compared to net income during the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

Higher average occupancy and/or increased rental rates in 1994 at the Denver Centerpoint, Ammendale Technology Park - Phase I and Ross Plaza office buildings were offset by a decrease in average occupancy during the second and third quarters of 1994 at the 1275 K Street, 100 Ashford Center North, Westech 360 and Bingham Farms - Phase V office buildings. These events resulted in an increase in rental income during the nine months ended September 30, 1994 and a decrease in rental income during the quarter ended September 30, 1994 when compared to the same periods in 1993.

The Partnership bills most tenants at its commercial properties periodically for common area maintenance, real estate taxes and other operating expenses of the properties. Since the Partnership receives reimbursements based upon the tenants' pro rata share of rentable space, the above referenced decreases in average occupancy caused a decrease in the total amount billable for these items. In addition, the billings are based on estimates, and adjustments are periodically made once the Partnership has determined the actual amounts due. The periodic adjustment of billings, combined with the decrease in the total amount billable, have resulted in a decrease in service income during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

The proceeds received from the October 1993 repayment of the Davidson Officenter acquisition loan resulted in an increase in funds available for short-term investments. As a result, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

In February and August 1993, the loan collateralized by the Colonial Coach and Castlewood West mobile home parks was modified, reducing the interest rate. This caused a decrease in interest income on loan receivable during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Interest income and equity in loss from investment in acquisition loan ceased as a result of the October 1993 repayment of the Davidson Officenter acquisition loan. Equity in loss represented the Partnership's share of property operations and had no effect on the cash flow of the Partnership. Mortgage servicing fees decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 due to this repayment.

Higher leasing costs at the 100 Ashford Center North, 1275 K Street and Westech 360 office buildings and painting costs and floor and wall covering upgrades at the Spaulding Bridge Apartments resulted in an increase in property operating expense during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

A refund of 1992 taxes was received in the first quarter of 1994 from the local taxing authority for the 1275 K Street Office Building due to a decrease in the assessed tax value of this property. This refund caused a decrease in real estate tax expense during the nine months ended September 30, 1994 as compared to the same period in 1993.

The Partnership recognized a provision for investment property writedown related to the 100 Ashford Center North Office Building in September 1993 as a result of an impairment to the asset value of this property.

During the first nine months of 1993, the Partnership incurred significant legal fees related to the Davidson Officenter litigation. As a result, administrative expense decreased during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Participation in loss/income of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center Office Buildings. Due to higher leasing and utility costs at this property during 1994, a slight loss was generated, resulting in participation in loss of joint venture with an affiliate during the nine months and quarter ended September 30, 1994 as compared to participation in income during the same periods in 1993.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. As a result of decreased average occupancy and increased leasing costs at both properties, the affiliates' income participation decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.


Liquidity and Capital Resources
- -------------------------------

The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the properties, mortgage payments received on the loan and interest income on short-term investments. Cash received from these sources was partially offset by the payment of administrative expenses. The net cash flow provided by operating activities was partially used in investing activities for capital improvements and leasing commissions at certain of the Partnership's properties and in financing activities to make quarterly distributions to the Partners and to the affiliated joint venture partners. The Partnership is retaining cash reserves in anticipation of future leasing costs at several of the Partnership's commercial properties. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of the Partnership distributions for the previous quarter, and then gradually increasing each month as mortgage payments on the loan and cash flow from property operations are received.

During the nine months ended September 30, 1994 and 1993, all of the Partnership's properties, including the Pacific Center Office Buildings (in which the Partnership holds a minority joint venture interest), generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from cash flow generated by interest payments and property operations. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, as a result of property operations.

In October 1994, the Partnership paid $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) representing the quarterly distribution for the third quarter of 1994. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, during October 1994, the Partnership paid $131,424 to the General Partner, representing its quarterly distribution for the third quarter of 1994 and made a contribution of $43,808 to the Repurchase Fund. The General Partner expects that the cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

During the nine months ended September 30, 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,638 Interests from Limited Partners at a total cost of $188,744.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


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



Date: November 10, 1994
      -------------------------------