Form 10-K
period 1994-12-31
BALCOR EQUITY PENSION INVESTORS II
filed 1995-03-28
CIK 748501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from

Commission file number 0-13348
                       -------

                       BALCOR EQUITY PENSION INVESTORS-II
                        A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $234,896,750 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of making first mortgage loans and investing in and operating income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant originally funded seven loans and acquired five real property investments plus a minority joint venture interest in an additional real property investment. Three loans were prepaid and the Registrant foreclosed on three loans. The Registrant currently owns eight properties plus a minority joint venture interest in one property as described under Item 2. "Properties," below, and has one loan outstanding.

The Partnership Agreement generally provides that the proceeds of any sale, refinancing or other disposition of properties will not be reinvested, but will be distributed to the Limited Partners to the extent not required to meet the Registrant's cash requirements. The Partnership Agreement also provides that proceeds from the repayment of mortgage loans (including any sale proceeds of properties acquired through foreclosure) within 14 years of the termination of the offering may be used to make new mortgage loans. Any such new mortgage loan would generally provide for repayment in full within 15 years after the termination of the offering. The General Partner currently has no plans to make any such new mortgage loans on behalf of the Registrant.

The commercial real estate industry is beginning to emerge from several years of decline and re-structuring. Office properties have begun to emerge from the effects of overbuilding and corporate downsizing. Effective rents and occupancy levels began to increase nationally in 1994 and some markets are experiencing a shortage of large blocks of contiguous space. With new construction expected to remain at a minimum for 1995, office market conditions are expected to continue their upward performance for the next year. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. As discussed in Item 7. Liquidity and Capital Resources, all of the Registrant's properties, including the minority joint venture interest, generated positive cash flow during 1994.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Equity Partners-II, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------
As of December 31, 1994, the Registrant owns the eight properties described below:

Location                      Description of Property
- --------                      -----------------------

Prince George's County,       Ammendale Technology Park - Phase I: a

  Maryland one-story office building containing approximately 47,000 square feet and two one-story office/warehouse buildings each containing approximately 60,000 square feet.

Bingham Farms, Michigan       Bingham Farms Office Plaza - Phase V: a
                              four-story office building containing
                              approximately 193,000 square feet.

Denver, Colorado              Denver Centerpoint Office Buildings: a
                              fourteen-story office complex containing approximately 163,000 square feet.

Federal Way, Washington       Ross Plaza Shopping Center: a three-building,
                              open-air shopping center containing approximately
                              170,000 square feet.

Atlanta, Georgia              Spalding Bridge Apartments: a 190-unit apartment
                              complex located on approximately 19 acres.

Austin, Texas              *  Westech 360 Office Buildings: a three-story
                              office complex containing approximately 178,000 square feet.

Atlanta, Georgia              100 Ashford Center North Office Building: a
                              five-story office building containing
                              approximately 149,000 square feet.

Washington, D.C.          **  1275 K Street Office Building: a twelve-story
                              office building containing approximately 231,000 square feet.

 * The Registrant has a 56.7% interest in the joint venture that owns the property.

** The Registrant has a 60.52% interest in the joint venture that owns the property.

The Registrant also holds a 22.91% joint venture interest in Pacific Center Office Buildings located in Dallas, Texas.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 41,169.


Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $20,695,960 $21,924,855 $19,297,804 $19,413,973 $19,181,265
Provision for
  investment
  property
  writedowns              None   9,810,000  12,300,000  25,400,000        None
Provision for loan
  receivable
  writedown               None   1,850,000        None        None        None
Provision for
  acquisition loan
  writedown               None        None   8,071,364        None        None
Net income (loss)    4,889,802  (5,456,189)(16,300,985)(17,379,703)  3,598,388
Net income (loss)
  per Limited Part-
  nership Interest        4.40       (6.64)     (17.89)     (19.09)       3.01
Total assets       123,673,352 126,764,825 139,125,128 165,452,985 197,816,144
Distributions per
  taxable Limited
  Partnership Interest    5.20        5.35        5.80        6.05       29.69
Distributions per
  tax-exempt Limited
  Partnership Interest    6.92        7.12        7.72        8.05       30.96

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

During 1993 and 1992, Balcor Equity Pension Investors - II (the "Partnership") recognized provisions for writedowns on several of its commercial properties and loans due to impairments to the values of the assets. The Partnership recognized net income in 1994 compared to the net losses in 1993 and 1992 which resulted from the provisions. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

A decrease in rental revenue during 1994 due to lower average occupancy at the 1275 K Street, 100 Ashford Center North and Bingham Farms - Phase V office buildings was partially offset by higher average occupancy and/or increased rental rates at the Denver Centerpoint Office Building and Ross Plaza Shopping Center. In addition, the Partnership received additional income in 1993 from tenants at the 100 Ashford Center North Office Building due to early lease terminations. The combined effect of these events resulted in a decrease in rental income during 1994 when compared to 1993.

The Partnership bills most tenants at its commercial properties periodically for common area maintenance, real estate taxes and other operating expenses of the properties. Since the Partnership receives these reimbursements based upon the tenants' pro rata share of rentable space, the above-referenced overall decrease in average occupancy caused a decrease in the total amount billable for these items. Also, the terms of several new leases have lowered the amount of reimbursements billed to tenants. In addition, the billings are based on estimates, and adjustments are periodically made once the Partnership has determined the actual amounts due. The periodic adjustment of billings, combined with the decrease in the total amount billable, have resulted in a decrease in service income during 1994 when compared to 1993.

The proceeds received from the October 1993 repayment of the Davidson Officenter acquisition loan resulted in an increase in funds available for short-term investments. As a result, interest income on short-term investments increased during 1994 when compared to 1993.

In 1993, the Colonial Coach and Castlewood West loan was modified resulting in a reduction of the interest rate. This caused a decrease in interest income on loan receivable during 1994 when compared to 1993.

Interest income and equity in loss from investment in acquisition loan ceased as a result of the October 1993 repayment of the Davidson Officenter acquisition loan. Equity in loss represented the Partnership's share of property operations and had no effect on the cash flow of the Partnership. Mortgage servicing fees also decreased during 1994 when compared to 1993 due to this repayment.

During 1993, capitalized leasing commissions related to the Bingham Farms - Phase V and Westech 360 office buildings became fully amortized. Also, mortgage brokerage fees related to the Davidson Officenter loan were fully amortized due to the October 1993 repayment of the loan. As a result, amortization expense decreased during 1994 when compared to 1993.

Higher leasing commission expenses at the 100 Ashford Center North, Ammendale Technology Park - Phase I and Westech 360 office buildings and higher insurance costs at all of the Partnership's properties resulted in an increase in property operating expense during 1994 when compared to 1993.

Increased leasing activity at the 100 Ashford Center North, Bingham Farms - Phase V and Westech 360 office buildings and higher painting costs and floor and wall covering upgrades at the Spalding Bridge Apartments resulted in an increase in maintenance and repairs expense during 1994 when compared to 1993. This was partially offset by a decrease in leasing activity at the 1275 K Street Office Building.

A refund of 1992 taxes was received in 1994 from the local taxing authority for the 1275 K Street Office Building due to a decrease in the assessed tax value of this property. This refund caused a decrease in real estate tax expense during 1994 when compared to 1993.

Lower consulting fees and data processing costs resulted in a decrease in administrative expense during 1994 when compared to 1993. These decreases were partially offset by higher accounting and portfolio management fees.

In 1993, the Partnership determined that impairments had occurred to the asset values of the 100 Ashford Center North Office Building and the Ammendale Technology Park - Phase I. These properties were written down by $7,510,000 and $2,300,000, respectively.

In 1993, the Partnership wrote down the Colonial Coach and Castlewood West loan receivable. The Partnership's share of the joint ventures $2,100,000 provision for loan receivable writedown was $1,850,000.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. As a result of decreased average occupancy at the 1275 K Street Office Building and increased expenses relating to leasing activity at the Westech 360 Office Building, the affiliates' income participation decreased during 1994 as compared to 1993.

1993 Compared to 1992
- ---------------------

Successful leasing efforts undertaken in 1992 resulted in higher occupancy and/or increased rental rates at all of the Partnership's properties during 1993. In addition, the Partnership received additional income from tenants at the 100 Ashford Center North Office Building due to early lease terminations. These events resulted in an increase in rental income and property management fees during 1993 when compared to 1992.

Adjustments to previous billings and an increase in occupancy during 1993 at several of the commercial properties caused an increase in the total amount billable for common area maintenance, real estate taxes and other operating expenses, resulting in an increase in service income during 1993 when compared to 1992.

In October 1993, the Partnership received a discounted prepayment of the Davidson Officenter acquisition loan. As a result, interest income from investment in acquisition loan, as well as mortgage servicing fees, decreased during 1993 when compared to 1992. Also, the Partnership had recognized a provision for acquisition loan writedown of approximately $8,000,000 on this loan in 1992.

The Partnership recognized a provision for investment property writedown related to the 100 Ashford Center North Office Building in 1993 as a result of an impairment to the asset value of this property. In addition, during 1992, the Partnership wrote down the Denver Centerpoint, Bingham Farms - Phase V and 1275 K Street investments due to impairments to the asset values of the respective properties. The combination of these writedowns resulted in a decrease in depreciation expense during 1993 when compared to 1992.

As a result of increased leasing activity at the 1275 K Street and 100 Ashford

Center North office buildings, maintenance and repairs increased during 1993 when compared to 1992.

A further reduction in the assessed value of the 1275 K Street Office Building resulted in a decrease in real estate tax expense during 1993 when compared to 1992.

During 1993, the Partnership incurred significant legal fees related to the Davidson Officenter litigation. This resulted in an increase in administrative expense during 1993 when compared to 1992.

Participation in loss of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center Office Buildings. The Partnership recognized its $1,400,000 share of this property's $6,100,000 provision for investment property writedown during 1992. Additionally, higher average occupancy levels during 1993 resulted in improved operations at this property. These events caused a significant decrease in the participation in loss of joint venture with an affiliate during 1993 when compared to 1992.

In 1992, the Partnership determined that impairments had occurred to the asset values of the 1275 K Street, Denver Centerpoint and Bingham Farms - Phase V office buildings. The 1275 K Street Office Building is owned by a joint venture with an affiliated partnership. This property was written down by $3,900,000, and the Partnership's share of this writedown was $2,360,000. The Denver Centerpoint and Bingham Farms - Phase V office buildings were written down by $3,200,000 and $5,200,000, respectively.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. During 1992, the affiliate which owns a share of the 1275 K Street Office Building recognized its $1,540,000 share of the $3,900,000 provision for investment property writedown relating to this property. As a result of this event in 1992 and improved operations at both properties in 1993, the affiliates' participated in income during 1993 as compared to a loss in 1992.

Equity in loss from investment in acquisition loan represented the Partnership's share of property operations at the Davidson Officenter, the collateral property of the loan. The Partnership's share of operations had no effect on the cash flow of the Partnership.

Liquidity and Capital Resources
- ------------------------------

The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the properties, mortgage payments received on the loan and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted primarily of improvements and leasing commissions at certain of the Partnership's properties. Financing activities consisted of quarterly distributions to the Partners and to the affiliated joint venture partners. The Partnership is retaining cash reserves in anticipation of future leasing costs at several of the Partnership's commercial properties.

During 1994 and 1993, all of the Partnership's properties, including the Pacific Center Office Buildings (in which the Partnership holds a minority joint venture interest), generated positive cash flow. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of December 31, 1994, occupancy rates of the Partnership's commercial properties ranged from 95% to 100%, except for the Bingham Farms - Phase V Office Building which was 72% occupied. The low occupancy at Bingham Farms - Phase V Office Building is a result of the relocation of a major tenant during the third quarter of 1994. The Partnership is currently working to re-lease this space. The occupancy rate of Spalding Bridge Apartments was 94%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from cash flow generated by interest payments and property operations. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, as a result of property operations.

In January 1995, the Partnership paid $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to Limited Partners representing the quarterly distribution for the fourth quarter of 1994. In addition, during January 1995, the Partnership paid $131,424 to the General Partner, representing its quarterly distribution for the fourth quarter of 1994 and made a contribution of $43,808 to the Repurchase Fund. During 1994, the Partnership made distributions to Limited Partners totaling $5.20 per Taxable Interest and $6.92 per Tax-exempt Interest as compared to $5.35 and $7.12 in 1993 and $5.80 and $7.72 in 1992, respectively. See Financial Statements, Statements of Partners' Capital. To date, including the January 1995 distribution, Limited Partners have received distributions aggregating approximately $100 per $250 Taxable Interest, of which $74 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $124 per $250 Tax-exempt Interest, of which $98 represents Net Cash Receipts and $26 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations and debt service payments on the funded mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

During 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 2,343 Interests from Limited Partners at a cost of $277,845. See Note 2 of Notes to Financial Statements for additional information.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                       ----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------

Total assets         $123,673,352 $209,659,409  $126,764,825 $211,453,185
Partners' capital
 (deficit):
  General Partner         (85,033)   1,029,319      (144,161)     789,218
  Limited Partners    104,978,557  180,806,725   107,157,151  182,132,867
Net income (loss):
  General Partner         760,056      941,029       781,283      935,946
  Limited Partners      4,129,746    4,982,198    (6,237,472)  (4,585,802)
  Per Limited Part-
  nership Interest           4.40           (A)        (6.64)          (A)

(A) The net income (loss) is $5.32 per Tax-exempt Interest and $5.20 per Taxable Interest for 1994 and ($6.28) per Tax-exempt Interest and $5.35 per Taxable Interest for 1993.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                 OFFICERS
     -----                                 --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-II and its officers own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests           19,047 Interests  Approximately 2%

Relatives and affiliates of the officers of the General Partner own an additional 72 Limited Partnership Interests in the Registrant.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 10 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership, previously filed as Exhibit 3 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated September 20, 1984 (Registration No. 2-91810) and to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated January 24, 1985 (Registration No. 2-95409), are hereby incorporated herein by reference.

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 24, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13348) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14 (a)(3) above.

(d) Financial Statement Schedule: See Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-II
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Allan Wood
                              --------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Equity Partners-II,
                              the General Partner

Date: March 28, 1995
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ---------------------    -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
 /s/Thomas E. Meador     Partners-II, the General Partner    March 28, 1995
- --------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Equity
    /s/Allan Wood        Partners-II, the General Partner    March 28, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-II
A Real Estate Limited Partnership:

We have audited the financial statements and the financial statement schedule of Balcor Equity Pension Investors-II A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-II A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1995

                       BALCOR EQUITY PENSION INVESTORS-II
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                      ASSETS

                                                    1994           1993
                                               -------------  -------------
Cash and cash equivalents                      $ 17,106,496   $ 17,153,575
Accounts and accrued interest receivable            762,066      1,215,873
Prepaid expenses, principally
  real estate taxes                                  81,915         91,177
Deferred expenses, net of accumulated
  amortization of $743,106 in 1994
  and $721,884 in 1993                              758,205        812,435
Investment in joint venture with an affiliate     1,482,721      1,463,700
                                               -------------  -------------
                                                 20,191,403     20,736,760
                                               -------------  -------------

Investment in loan receivable                     7,540,986      7,540,986
Loan application and processing fees,
  net of accumulated amortization of
  $211,843 in 1994 and $185,636 in 1993              50,232         76,439
                                               -------------  -------------
                                                  7,591,218      7,617,425
                                               -------------  -------------
Investment in real estate:
    Land                                         26,808,775     26,808,775
    Buildings and improvements                  108,250,048    107,555,724
                                               -------------  -------------
                                                135,058,823    134,364,499
  Less accumulated depreciation                  39,168,092     35,953,859
                                               -------------  -------------
Investment in real estate, net of
  accumulated depreciation                       95,890,731     98,410,640
                                               -------------  -------------
                                               $123,673,352   $126,764,825
                                               =============  =============



                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               $    374,107   $    692,988
Due to affiliates                                   124,539        124,604
Accrued liabilities, principally
  real estate taxes                                 415,971        342,803
Security deposits                                   434,623        409,091
                                               -------------  -------------
    Total liabilities                             1,349,240      1,569,486

Affiliates' participation in joint ventures      17,430,588     18,182,349
Partners' capital (939,587 Limited Partnership
  Interests issued and outstanding)             104,893,524    107,012,990
                                               -------------  -------------
                                               $123,673,352   $126,764,825
                                               =============  =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                     Partners' Capital (Deficit) Accounts
                                -------------------------------------------
                                                  General        Limited
                                    Total         Partner        Partners
                                -------------  -------------  -------------

Balance at December 31, 1991    $143,801,420   $     72,401   $143,729,019

Cash distributions to:
  Limited Partners (A)            (7,037,496)                   (7,037,496)
  General Partner                   (781,948)      (781,948)
Net (loss) income for the year
  ended December 31, 1992        (16,300,985)       505,286    (16,806,271)
                                -------------  -------------  -------------
Balance at December 31, 1992     119,680,991       (204,261)   119,885,252

Cash distributions to:
  Limited Partners (A)            (6,490,629)                   (6,490,629)
  General Partner                   (721,183)      (721,183)
Net (loss) income for the year
  ended December 31, 1993         (5,456,189)       781,283     (6,237,472)
                                -------------  -------------  -------------
Balance at December 31, 1993     107,012,990       (144,161)   107,157,151

Cash distributions to:
  Limited Partners (A)            (6,308,340)                   (6,308,340)
  General Partner                   (700,928)      (700,928)
Net income for the year ended
  December 31, 1994                4,889,802        760,056      4,129,746
                                -------------  -------------  -------------
Balance at December 31, 1994    $104,893,524   $    (85,033)  $104,978,557
                                =============  =============  =============



(A)  Summary of cash distributions paid per Interest:


              Taxable                1994           1993           1992
                                -------------  -------------  -------------

              First Quarter     $       1.30   $       1.45   $       1.45
              Second Quarter            1.30           1.30           1.45
              Third Quarter             1.30           1.30           1.45
              Fourth Quarter            1.30           1.30           1.45


              Tax-Exempt             1994           1993           1992
                                -------------  -------------  -------------

              First Quarter     $       1.73   $       1.93   $       1.93
              Second Quarter            1.73           1.73           1.93
              Third Quarter             1.73           1.73           1.93
              Fourth Quarter            1.73           1.73           1.93


  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                     1994           1993           1992
                                -------------  -------------  -------------
Income:
  Rental income                 $ 17,205,757   $ 18,018,749   $ 15,482,206
  Service income                   2,123,342      2,594,124      1,865,174
  Interest on short-term
    investments                      755,000        380,277        395,440
  Interest on loan receivable -
    first mortgage, net of
    amortization of $26,207
    in 1994, 1993 and 1992           611,861        708,650        658,751
  Interest income from invest-
    ment in acquisition loan,
    net of amortization of
    $179,246 in 1993 and
    $29,465 in 1992                                 223,055        896,233
                                -------------  -------------  -------------
      Total income                20,695,960     21,924,855     19,297,804
                                -------------  -------------  -------------

Expenses:
  Depreciation                     3,214,233      3,248,425      3,643,587
  Amortization of deferred
    expenses                         237,773        294,211        294,136
  Property operating               5,619,572      5,063,976      5,071,837
  Maintenance and repairs          2,279,405      1,937,876      1,356,408
  Real estate taxes                1,836,717      2,015,499      2,149,406
  Property management fees           723,733        730,871        652,004
  Administrative                     941,431      1,047,889        804,579
  Mortgage servicing fees             22,788         52,868         61,913
  Participation in loss of joint
    venture with an affiliate         11,380         22,666      1,481,315
  Provision for investment
    property writedowns                           9,810,000     12,300,000
  Provision for loan receivable
    writedown                                     1,850,000
  Provision for acquisition loan
    writedown                                                    8,071,364
                                -------------  -------------  -------------
      Total expenses              14,887,032     26,074,281     35,886,549
                                -------------  -------------  -------------
Income (loss) before affiliates'
  participation in joint
  ventures and equity from
  investment in acquisition loan   5,808,928     (4,149,426)   (16,588,745)
Affiliates' participation in
 (income) loss from joint
  ventures                          (919,126)    (1,235,317)       637,575
Equity in loss from investment
  in acquisition loan                               (71,446)      (349,815)
                                -------------  -------------  -------------
Net income (loss)               $  4,889,802   $ (5,456,189)  $(16,300,985)
                                =============  =============  =============
Net income allocated to
  General Partner               $    760,056   $    781,283   $    505,286
                                =============  =============  =============
Net income (loss) allocated to
  Limited Partners              $  4,129,746   $ (6,237,472)  $(16,806,271)

                                =============  =============  =============
Net income (loss) per Limited
  Partnership Interest (939,587
  issued and outstanding)       $       4.40   $      (6.64)  $     (17.89)
                                =============  =============  =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                     1994           1993           1992
                                -------------  -------------  -------------
Operating activities:

  Net income (loss)             $  4,889,802   $ (5,456,189)  $(16,300,985)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Affiliates' participation
        in income (loss) from
        joint ventures               919,126      1,235,317       (637,575)
      Participation in loss of
        joint venture with
        an affiliate                  11,380         22,666      1,481,315
      Equity in loss from invest-
        ment in acquisition loan                     71,446        349,815
      Depreciation of properties   3,214,233      3,248,425      3,643,587
      Amortization of deferred
        expenses                     237,773        294,211        294,136
      Amortization of loan
        application and
        processing fees               26,207        205,453         55,672
      Provision for investment
        property writedowns                       9,810,000     12,300,000
      Provision for loan
        receivable writedown                      1,850,000
      Provision for acquisition
        loan writedown                                           8,071,364
      Accrued interest income due
        at maturity                                               (119,968)
      Net change in:
        Escrow deposits                                            221,540
        Accounts and accrued
          interest receivable        453,807        285,273        227,186
        Prepaid expenses               9,262         26,274         (5,875)
        Accounts payable            (318,881)       375,723         91,718
        Due to affiliates                (65)        32,838          3,337
        Escrow liabilities                                        (241,895)
        Accrued liabilities           73,168         40,525         14,123
        Security deposits             25,532          7,042         41,228
                                -------------  -------------  -------------
  Net cash provided by
    operating activities           9,541,344     12,049,004      9,488,723
                                -------------  -------------  -------------

Investing activities:
  Capital contributions to joint
    venture with an affiliate        (48,400)      (136,441)
  Distributions from joint
    venture with an affiliate         17,999         35,738         59,119
  Proceeds from repayment of
    acquisition loan                              6,000,000
  Improvements and additions
    to properties                   (694,324)    (1,364,922)    (1,779,917)
  Payment of deferred expenses      (183,543)      (171,928)      (365,408)
                                -------------  -------------  -------------

  Net cash used in or provided
    by investing activities         (908,268)     4,362,447     (2,086,206)
                                -------------  -------------  -------------
Financing activities:
  Distributions to Limited
    Partners                    $ (6,308,340)  $ (6,490,629)  $ (7,037,496)
  Distributions to General
    Partner                         (700,928)      (721,183)      (781,948)
  Capital contributions by joint
    venture partner - affiliate                                     93,490
  Distributions to joint venture
    partners - affiliates         (1,670,887)    (1,383,747)    (1,375,783)
                                -------------  -------------  -------------
  Net cash used in
    financing activities          (8,680,155)    (8,595,559)    (9,101,737)
                                -------------  -------------  -------------

Net change in cash and
  cash equivalents                   (47,079)     7,815,892     (1,699,220)
Cash and cash equivalents at
  beginning of year               17,153,575      9,337,683     11,036,903
                                -------------  -------------  -------------
Cash and cash equivalents at
  end of year                   $ 17,106,496   $ 17,153,575   $  9,337,683
                                =============  =============  =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 35
               Furniture and fixtures                  5

Depreciation expense for tenant improvements is computed using a straight-line method over the term of the lease.

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(b) Deferred expenses consist of mortgage brokerage fees which are amortized over the average term of the loans, and leasing commissions which are amortized over the term of each respective lease.

(c) Loan application and processing fees are amortized over the terms of the loans.

(d) Income from operating leases with abatements and scheduled rent increases is recognized on a straight-line basis over the respective lease terms.

(e) The income which represents reimbursements for operating costs such as taxes, maintenance and insurance is recognized as revenue in the period the applicable costs are incurred.

(f) Income on loans receivable is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the property collateralizing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

(g) Investment in acquisition loan represented a first mortgage loan which had certain participations in excess of 50% of the collateral property's cash flow and sales price or appraised value at maturity over certain stated amounts. Under generally accepted accounting principles this investment was required to be accounted for as an investment in a real estate venture. As described in
Note 5, the Partnership received a discounted prepayment of this acquisition loan in October 1993. The investment had been reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership classified its investment in loan receivable as an investment in acquisition loan, at cost (representing total loan fundings) and subsequently adjusted its investment for its share of collateral property income or loss.

Amounts representing debt service were recorded in the accompanying statements of income and expenses as interest income. Equity in income or loss from investment in acquisition loan represented the Partnership's share of the collateral property's operations, including depreciation and interest expense. The Partnership's share of operations had no effect on the cash flow of the Partnership.

(h) The Partnership's investment objectives provide for investment in income producing real property to be held for long-term appreciation. Consistent with these objectives, properties acquired through foreclosure are recorded as investments in real estate at the lower of fair value or cost at the date of foreclosure. The Partnership makes periodic assessments concerning possible permanent impairment to the value of all of its properties. In the event that the Partnership determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(i) Investment in joint venture with an affiliate represents the Partnership's 22.91% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(j) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized on May 29, 1984. The Partnership Agreement provides for Balcor Equity Partners-II to be the General Partner and for the admission of Limited Partners through the sale of up to 1,000,000 Limited Partnership Interests at $250 per Interest, 939,587 of which were sold on or prior to February 20, 1985, the termination date of the offering.

"Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners.

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

"Net Cash Receipts" available for distribution are distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and an additional 2.5% of such "Net Cash Receipts" are paid to the General Partner for allocation to the Repurchase Fund which may be utilized to repurchase Interests from Limited Partners.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund became available, beginning October 15, 1987, to be used to repurchase Interests from Limited Partners. During 1994, the General Partner used amounts placed in the Repurchase Fund to repurchase 2,343 Interests from Limited Partners at a cost of $277,845. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests are paid to the Repurchase Fund and are available to repurchase additional Interests.

An amount not to exceed the dollars originally allocated to the Repurchase Fund will be returned by the Repurchase Fund to the Partnership at liquidation if necessary to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference" as defined in the Partnership Agreement.

When and as the Partnership sells or refinances its real properties, or obtains repayments of its mortgage loans, the "Net Cash Proceeds" resulting therefrom which are available for distribution will be distributed only to the Limited

Partners until such time as they have received a return of their "Original Capital" and their "Liquidation Preference"; thereafter, the remaining "Net Cash Proceeds" will be distributed 90% to the Limited Partners and 10% to the General Partner. The General Partner's share shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and Preferential Cumulative Distributions.

3. Investment in Loan Receivable:

The Partnership and an affiliated partnership (together, the "Participants") funded a first mortgage loan collateralized by the Colonial Coach and Castlewood West mobile home parks. The Partnership participates in approximately 88% of the loan amount and interest income.

During 1993, the Participants determined that an impairment to the value of the property had occurred. As a result, the Partnership wrote down the loan receivable to its estimated fair value and recognized its $1,850,000 share of the total $2,100,000 provision for loan receivable writedown. The carrying value of the loan was $7,540,986 at December 31, 1994 and 1993.

The Participants and the borrower executed second and third modifications of the loan terms during 1993. The second modification resulted in a decrease in the contract rate of the loan from 10% per annum to 8% per annum commencing March 1993 through February 1995. Thereafter, through maturity in January 1997, the contract rate of the loan was to be 11% per annum. The third modification resulted in a change in the contract rate to 9% per annum with a 7% pay rate per annum, effective with the September 1993 payment through an extended maturity date in July 1998. The difference between the 9% contract rate and the 7% pay rate is deferred and payable at maturity. The difference is not being accrued by the Partnership since this loan is currently classified on non-accrual status and is hereinafter referred to as an impaired loan. The third modification also eliminated all types of contingent additional interest. None of these amounts were previously accrued since receipt was dependent on various conditions.

Under the original loan terms, interest income relating to this impaired loan would have been $1,003,000 in 1994, $912,000 in 1993 and $912,000 in 1992.
Interest income from this impaired loan included in the accompanying Statements of Income and Expenses amounted to $638,000 in 1994, $735,000 in 1993 and $685,000 in 1992.

4. Investment Property Writedowns:

In 1993, the Partnership determined that impairments had occurred to the asset values of the 100 Ashford Center North Office Building and the Ammendale Technology Park - Phase I. The properties were written down to their estimated fair value, and provisions for investment property writedowns of $7,510,000 and $2,300,000, respectively, were recognized in 1993.

In 1992, the Partnership determined that impairments had occurred to the asset values of the 1275 K Street, Denver Centerpoint and Bingham Farms - Phase V office buildings. The 1275 K Street Office Building is owned by a joint venture with an affiliated partnership. The property was written down to its estimated fair value and a $3,900,000 provision for investment property writedown was recognized in 1992. The Partnership's share of this writedown was $2,360,000. The Denver Centerpoint and Bingham Farms - Phase V office buildings were written down to their estimated fair value and provisions for investment property writedowns of $3,200,000 and $5,200,000, respectively, were recognized in 1992.

5. Acquisition Loan Writedown:

The Partnership funded a $15,650,000 first mortgage loan collateralized by the Davidson Officenter which was classified as an investment in an acquisition loan as a result of a modification of the loan terms. In 1992, the Partnership determined that an impairment to the value of the property collateralizing the loan had occurred. As a result, the acquisition loan and related net accrued interest were written down to a carrying value equal to the property's estimated fair value and a $8,071,364 provision for acquisition loan writedown was recognized. In 1993, the Partnership received a discounted prepayment of the loan in the amount of $6,000,000.

6. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 3% to 6% of gross operating receipts.

7. Affiliate's Participation in Joint Ventures:

The 1275 K Street Office Building and the Westech 360 Office Buildings are owned by joint ventures between the Partnership and an affiliated partnership. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint ventures. For the 1275 K Street Office Building, profits and losses are allocated 60.52% to the Partnership and 39.48% to the affiliate. The 1992 loss relating to the 1275 K Street Office Building includes the affiliate's $1,540,000 share of the provision for investment property writedown relating to this property. For the Westech 360 Office Buildings, profits and losses are allocated 56.7% to the Partnership and 43.3% to the affiliate.

8. Investment in Joint Venture with an Affiliate:

The Partnership owns a 22.91% joint venture interest in the Pacific Center Office Buildings. The joint venturer is an affiliate of the Partnership with investment objectives similar to those of the Partnership. In 1992, it was determined that an impairment to the fair value of the Pacific Center Office Buildings had occurred. The Partnership's share of the 1992 provision for investment property writedown was $1,400,000.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $1,033,425 less than the tax income of the Partnership for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees  $ 22,788 $ 1,899  $56,128  $1,899  $61,913  $5,159
Property management fees  661,698    None  727,174  59,125  566,469  55,428
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             98,711  37,288   87,835   7,266   72,701   5,787
    Data processing        92,976  22,313  150,164  41,229  159,782  12,907
    Investment processing  23,907   1,926    8,646     715   16,436   1,308

    Investor communica-
      tions                13,023   7,685   11,266     932   18,112   1,442
    Legal                  32,434  14,824   29,315   2,425   26,652   2,121
    Portfolio management  134,704  34,201  124,795  10,047   81,815   6,512
    Other                  11,238   4,403   11,672     966   13,843   1,102

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $107,935, $72,615 and $68,987 for 1994, 1993, and 1992, respectively.

11. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of retail, office and shopping center space under operating leases. The minimum future rentals (excluding amounts representing costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1994 are approximately as follows:

                         1995         $ 14,064,000
                         1996           12,573,000
                         1997            9,395,000
                         1998            7,553,000
                         1999            5,105,000
                         Thereafter      4,563,000
                                       -----------
                                      $ 53,253,000
                                      ============

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1994, 1993 and 1992.

The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.

12. Subsequent Event:

In January 1995, the Partnership made a distribution of $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to holders of Limited Partnership Interests for the fourth quarter of 1994.

                                   BALCOR EQUITY PENSION INVESTORS-II
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                Col. B           Col. C                         Col. D
- ---------------------        --------   --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                             Encum-                 and Im-    Improve-     Costs       of Basis
     Description             brances     Land     provements     ments       (a)           (b)
- ---------------------        -------   --------  ------------  ---------  ---------     ---------
Ammendale Technology
  Park-Phase I, 167,000
  sq. ft. offc./wrhs.
  cmplx., Prince George's
  County, MD (f)(g)           None   $6,142,781   $4,315,384    $240,963   $281,465  $(2,300,000)
Bingham Farms Office
  Plaza-Phase V, 193,000
  sq. ft. bldg., Bingham
  Farms, MI (f)               None    1,000,000   17,404,255   2,440,366     21,935   (5,200,000)
Denver Centerpoint,
  163,000 sq. ft. offc.
  cmplx., Denver, CO (f)      None    3,534,700   22,077,000   1,928,030     23,744  (14,200,000)
Ross Plaza, 170,000 sq.
  ft. shpg. cntr.,
  Federal Way, WA (f)         None    2,355,000    9,045,000   2,113,028    836,087
Spalding Bridge Apts.,
  190-units, Atlanta, GA      None      950,000    9,103,190                 21,094
Westech 360, 178,000
  sq. ft. offc. cmplx.,
  Austin, TX (f)(g)           None    4,680,000   18,060,294   2,044,950    206,573  (14,400,000)
100 Ashford Center North,
  149,000 sq. ft. offc.
  bldg., Atlanta, GA (f)(g)   None    2,554,000   16,431,518   3,856,993     27,327   (7,510,000)
1275 K Street, 231,000
  sq. ft. offc. bldg.,
  Washington, D.C. (f)        None   13,200,000   33,950,050   3,671,006     52,090   (3,900,000)
                                    ----------- ------------  ---------- ---------- ------------

                                    $34,416,481 $130,386,691 $16,295,336 $1,470,315 $(47,510,000)
                                    =========== ============ =========== ========== ============

See notes (a) through (i).

                                   BALCOR EQUITY PENSION INVESTORS-II
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- ------------------         -------------------------------   --------    --------  ------  -------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
- -------------------       --------  ----------   ----------- ----------  ---------- ----- --------------
Ammendale Technology
  Park-Phase I, 167,000
  sq. ft. offc./wrhs.
  cmplx., Prince George's
  County, MD (f)(g)     $5,078,246   $3,602,347    $8,680,593    $399,382     1986   1991(g)      (e)
Bingham Farms Office
  Plaza-Phase V, 193,000
  sq. ft. bldg., Bingham
  Farms, MI (f)            746,097   14,920,459    15,666,556   5,632,187     1984    1985        (e)
Denver Centerpoint,
  163,000 sq. ft. offc.
  cmplx., Denver, CO (f) 1,666,414   11,697,060    13,363,474   5,720,084     1983    1985        (e)
Ross Plaza, 170,000 sq.
  ft. shpg. cntr.,
  Federal Way, WA (f)    2,522,217   11,826,898    14,349,115   5,143,148      (h)    1985        (e)
Spalding Bridge Apts.,
  190-units, Atlanta, GA   951,899    9,122,385    10,074,284   3,347,869     1984    1985        (e)
Westech 360, 178,000 sq.
  ft. offc. cmplx.,
  Austin, TX (f)(g)      1,970,644    8,621,173    10,591,817   2,437,135     1986   1988(i)      (e)
100 Ashford Center North,
  149,000 sq. ft. offc.
  bldg., Atlanta, GA
  (f)(g)                 1,681,675   13,678,163    15,359,838   3,765,622     1987   1987(i)      (e)
1275 K Street, 231,000
  sq. ft. offc. bldg.,
  Washington, D.C. (f)  12,191,583   34,781,563    46,973,146  12,722,665     1985    1986        (e)
                       ----------- ------------  ------------ -----------
                       $26,808,775 $108,250,048  $135,058,823 $39,168,092
                       =========== ============  ============ ===========

See notes (a) through (i).

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction period interest.

(b) Represents a reduction of basis due to a permanent impairment of the asset value.
(c) The aggregate cost of land for Federal income tax purposes is $34,754,639 and the aggregate cost of buildings and improvements for Federal income tax purposes is $150,998,347. The total of the above mentioned is $185,752,986.

(d)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year  $134,364,499 $142,809,577 $153,329,660
     Additions during the year:
       Improvements                     694,324    1,364,922    1,779,917
     Deductions during the year:
       Provision for investment
         property writedowns                      (9,810,000) (12,300,000)
                                   ------------ ------------ ------------

     Balance at end of year        $135,058,823 $134,364,499 $142,809,577
                                   ============ ============ ============

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $35,953,859  $32,705,434  $29,061,847

     Depreciation expense
       for the year                   3,214,233    3,248,425    3,643,587
                                    -----------  -----------  -----------

     Balance at end of year         $39,168,092  $35,953,859  $32,705,434
                                    ===========  ===========  ===========

(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----
               Buildings and improvements          20 to 35
               Furniture and fixtures                  5

(f) This property is making tenant improvements which are necessary in order to prepare the suites for occupancy.

(g) This property was acquired through foreclosure.

(h) This shopping center was completed in two phases in 1964 and 1981.