Form 10-Q
period 1995-03-31
BALCOR EQUITY PENSION INVESTORS II
filed 1995-05-11
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)


                                    ASSETS
                                                   1995          1994
                                              -------------- -------------
Cash and cash equivalents                     $  17,814,317 $  17,106,496
Accounts and accrued interest receivable            881,860       762,066
Prepaid expenses, principally
  real estate taxes                                 302,432        81,915
Deferred expenses, net of accumulated
  amortization of $798,420 in 1995
  and $743,106 in 1994                              702,891       758,205
Investment in joint venture with an affiliate     1,515,309     1,482,721
                                              -------------- -------------
                                                 21,216,809    20,191,403
                                              -------------- -------------

Investment in loan receivable                     7,540,986     7,540,986
Loan application and processing fees,
  net of accumulated amortization of
  $218,395 in 1995 and $211,843 in 1994              43,680        50,232
                                              -------------- -------------
                                                  7,584,666     7,591,218
                                              -------------- -------------
Investment in real estate:
    Land                                         26,808,775    26,808,775
    Buildings and improvements                  108,250,048   108,250,048
                                              -------------- -------------
                                                135,058,823   135,058,823
  Less accumulated depreciation                  39,976,116    39,168,092
                                              -------------- -------------
Investment in real estate, net of
  accumulated depreciation                       95,082,707    95,890,731
                                              -------------- -------------
                                              $ 123,884,182 $ 123,673,352
                                              ============================



                     LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     338,052 $     374,107
Due to affiliates                                   175,469       124,539
Accrued liabilities, principally
  real estate taxes                                 306,896       415,971
Security deposits                                   427,994       434,623
                                              -------------- -------------
    Total liabilities                             1,248,411     1,349,240

Affiliates' participation in joint ventures      17,734,233    17,430,588

Partners' capital (939,587 Limited Partnership
  Interests issued and outstanding)             104,901,538   104,893,524
                                              -------------- -------------
                                              $ 123,884,182 $ 123,673,352
                                              ============================

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)

                                                   1995          1994
                                              -------------- -------------
Income:
  Rental income                               $   4,357,498 $   4,326,458
  Service income                                    464,145       427,391
  Interest on short-term investments                267,584       142,886
  Interest on loan receivable - first
    mortgage, net of amortization of
    $6,552 in 1995 and 1994                         152,965       152,965
  Participation in income (loss) of joint
    venture with an affiliate                        32,588       (21,330)
                                              -------------- -------------
      Total income                                5,274,780     5,028,370
                                              -------------- -------------

Expenses:
  Depreciation                                      808,024       799,880
  Amortization of deferred expenses                  55,314        55,644
  Property operating                              1,423,065     1,590,506
  Real estate taxes                                 537,322       287,181
  Property management fees                          167,623       185,938
  Administrative                                    219,456       219,511
                                              -------------- -------------
      Total expenses                              3,210,804     3,138,660
                                              -------------- -------------
Income before affiliates' participation
  in joint ventures                               2,063,976     1,889,710
Affiliates' participation in income
  from joint ventures                              (303,645)     (371,264)
                                              -------------- -------------
Net income                                    $   1,760,331 $   1,518,446
                                              ============================
Net income allocated to General Partner       $     240,419 $     219,091
                                              ============================
Net income allocated to Limited Partners      $   1,519,912 $   1,299,355
                                              ============================
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)            $        1.62 $        1.38
                                              ============================

Distribution to General Partner               $     175,232 $     175,232
                                              ============================
Distribution to Limited Partners              $   1,577,085 $   1,577,085
                                              ============================
Distribution per Limited Partnership Interest:

  Taxable                                     $        1.30 $        1.30
                                              ============================
  Tax-exempt                                  $        1.73 $        1.73
                                              ============================

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)


                                                   1995          1994
                                              -------------- -------------
Operating activities:
  Net income                                  $   1,760,331 $   1,518,446
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        from joint ventures                         303,645       371,264
      Participation in (income) loss of
        joint venture with an affiliate             (32,588)       21,330
      Depreciation of properties                    808,024       799,880
      Amortization of deferred expenses              55,314        55,644
      Amortization of loan application and
        processing fees                               6,552         6,552
      Net change in:
        Accounts and accrued interest
          receivable                               (119,794)      327,211
        Prepaid expenses                           (220,517)     (191,891)
        Accounts payable                            (36,055)     (547,835)
        Due to affiliates                            50,930       140,969
        Accrued liabilities                        (109,075)      (38,239)
        Security deposits                            (6,629)        1,612
                                              -------------- -------------
  Net cash provided by operating activities       2,460,138     2,464,943
                                              -------------- -------------
Investing activity:
  Payment of deferred expenses                                    (55,165)
                                                             -------------
  Cash used in investing activity                                 (55,165)
                                                             -------------
Financing activities:
  Distribution to Limited Partners               (1,577,085)   (1,577,085)
  Distribution to General Partner                  (175,232)     (175,232)
  Distribution to joint venture
    partners - affiliates                                        (304,950)
                                              -------------- -------------
  Cash used in financing activities              (1,752,317)   (2,057,267)
                                              -------------- -------------

Net change in cash and cash equivalents             707,821       352,511
Cash and cash equivalents at
  beginning of period                            17,106,496    17,153,575
                                              -------------- -------------
Cash and cash equivalents at end of period    $  17,814,317 $  17,506,086
                                              ============================

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     ----------  ---------

    Mortgage servicing fees          $    5,697   $  1,899
    Reimbursement of expenses to
      the General Partner, at cost         None   173,570

3. Subsequent Event:

In April 1995, the Partnership made a distribution of $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the first quarter of 1995.

                       BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. From 1987 through 1993, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on three additional loans. As of March 31, 1995, the Partnership has one loan outstanding and operates eight properties and its minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership's net income increased during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Higher interest rates resulted in an increase in interest income on short-term investments during the quarter ended March 31, 1995 when compared to the same period in 1994.

Participation in income/loss of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center Office Buildings. Due to a decrease in expenses associated with lower leasing activity, and lower utility costs, income was generated at this property during the first quarter of 1995 resulting in participation in income of joint venture with an affiliate during the quarter ended March 31, 1995 as compared to participation in loss during the same period in 1994.

As a result of a decrease in expenses associated with lower leasing activity at the 100 Ashford Center, Ammendale - Phase I and Westech 360 office buildings, property operating expense decreased during the quarter ended March 31, 1995 as compared to the same period in 1994. This decrease was partially offset by higher expenses associated with leasing activity at the 1275 K Street Office Building and the Ross Plaza Shopping Center.

A refund of 1992 taxes was received in the first quarter of 1994 from the local taxing authority for the 1275 K Street Office Building due to a decrease in the assessed tax value of this property. This refund caused an increase in real estate tax expense during the quarter ended March 31, 1995 as compared to the same period in 1994.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. Primarily as a result of the refund of real estate taxes at the 1275 K Street office building in the first quarter of 1994, the affiliates' income participation decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased at March 31, 1995 as compared to December 31, 1994.The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the properties, mortgage payments received on the loan and interest income on short-term investments, which are partially offset by the payment of administrative expenses. Financing activities consisted of the quarterly distributions to the partners. The Partnership is retaining cash reserves in anticipation of future leasing costs at several of the Partnership's commercial properties.

During the quarters ended March 31, 1995 and 1994, all of the Partnership's properties, except the Pacific Center Office Buildings (in which the Partnership holds a minority joint venture interest), generated positive cash flow. The Pacific Center Office Buildings, which generated positive cash flow during the first quarter of 1995, generated a marginal cash flow deficit during the first quarter of 1994. The improvement is due to expenses incurred during the first quarter of 1994 related to leasing activity and lower utility costs. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of March 31, 1995, occupancy rates of the Partnership's commercial properties ranged from 92% to 100%, except for the Bingham Farms - Phase V Office Building which was 74% occupied. The low occupancy at Bingham Farms - Phase V Office Building is a result of the relocation of a major tenant during the third quarter of 1994. The Partnership is currently working to re-lease this space. The occupancy rate of Spalding Bridge Apartments was 96%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In April 1995, the Partnership paid $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to Limited Partners representing the quarterly distribution for the first quarter of 1995. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, during April 1995, the Partnership paid $131,424 to the General Partner, representing its quarterly distribution for the first quarter of 1995 and made a contribution of $43,808 to the Repurchase Fund. To date, including the April 1995 distribution, Limited Partners have received distributions aggregating approximately $101 per $250 Taxable Interest, of which $75 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $126 per $250 Tax-exempt Interest, of which $100 represents Net Cash Receipts and $26 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations and debt service payments on the funded mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/ Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-II, the
                                  General Partner



Date: May 11, 1995
      -------------------------------