Form 10-Q
period 1995-06-30
BALCOR EQUITY PENSION INVESTORS II
filed 1995-08-14
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-13348
                       -------

                     BALCOR EQUITY PENSION INVESTORS-II
                     A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3314331
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                  1995            1994
                                             -------------  --------------
Cash and cash equivalents                    $ 17,637,537   $  17,106,496
Accounts and accrued interest receivable          819,686         762,066
Prepaid expenses                                  300,092          81,915
Deferred expenses, net of accumulated
  amortization of $858,231 in 1995
  and $743,106in 1994                             808,354         758,205
Investment in joint venture with an affiliate   1,459,079       1,482,721
                                             -------------  --------------
                                               21,024,748      20,191,403
                                             -------------  --------------
Investment in loan receivable                   7,540,986       7,540,986
Loan application and processing fees,
  net of accumulated amortization of
  $224,948 in 1995 and $211,843 in 1994            37,127          50,232
                                             -------------  --------------
                                                7,578,113       7,591,218
                                             -------------  --------------
Investment in real estate:
    Land                                       26,808,775      26,808,775
    Buildings and improvements                108,445,691     108,250,048
                                             -------------  --------------
                                              135,254,466     135,058,823
  Less accumulated depreciation                40,784,510      39,168,092
                                             -------------  --------------
Investment in real estate, net of
  accumulated depreciation                     94,469,956      95,890,731
                                             -------------  --------------
                                             $123,072,817   $ 123,673,352
                                             =============  ==============

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    190,919   $     374,107
Due to affiliates                                  15,897         124,539
Accrued liabilities, principally
  real estate taxes                               365,239         415,971
Security deposits                                 462,234         434,623
                                             -------------  --------------
    Total liabilities                           1,034,289       1,349,240

Affiliates' participation in joint ventures    17,368,650      17,430,588

Partners' capital (939,587 Limited Partnership
  Interests issued and outstanding)           104,669,878     104,893,524
                                             -------------  --------------
                                             $123,072,817   $ 123,673,352
                                             =============  ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                               (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental income                              $  8,865,105    $  8,814,817
  Service income                                1,031,403       1,104,889
  Interest on short-term investments              534,317         322,397
  Interest on loan receivable - first
    mortgage, net of amortization of
    $13,105 in 1995 and 1994                      305,930         305,930
  Participation in income (loss) of joint
    venture with an affiliate                      54,201          (4,509)
                                             -------------   -------------
      Total income                             10,790,956      10,543,524
                                             -------------   -------------
Expenses:
  Depreciation                                  1,616,418       1,599,229
  Amortization of deferred expenses               115,125         112,799
  Property operating                            3,177,815       3,292,512
  Real estate taxes                             1,073,519         791,203
  Property management fees                        346,929         366,217
  Administrative                                  500,836         488,890
                                             -------------   -------------
      Total expenses                            6,830,642       6,650,850
                                             -------------   -------------
Income before affiliates' participation
  in joint ventures                             3,960,314       3,892,674
Affiliates' participation in income
  from joint ventures                            (679,326)       (644,472)
                                             -------------   -------------
Net income                                   $  3,280,988    $  3,248,202
                                             =============   =============
Net income allocated to General Partner      $    463,507    $    459,073
                                             =============   =============
Net income allocated to Limited Partners     $  2,817,481    $  2,789,129
                                             =============   =============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)           $       3.00    $       2.97
                                             =============   =============
Distributions to General Partner             $    350,464    $    350,464
                                             =============   =============
Distributions to Limited Partners            $  3,154,170    $  3,154,170
                                             =============   =============
Distributions per Limited Partnership
  Interest:
    Taxable                                  $       2.60    $       2.60
                                             =============   =============
    Tax-exempt                               $       3.46    $       3.46
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental income                              $  4,507,607    $  4,488,359
  Service income                                  567,258         677,498
  Interest on short-term investments              266,733         179,511
  Interest on loan receivable - first
    mortgage, net of amortization of
    $6,553 in 1995 and 1994                       152,965         152,965
  Participation in income of joint
    venture with an affiliate                      21,613          16,821
                                             -------------   -------------
      Total income                              5,516,176       5,515,154
                                             -------------   -------------
Expenses:
  Depreciation                                    808,394         799,349
  Amortization of deferred expenses                59,811          57,155
  Property operating                            1,754,750       1,702,006
  Real estate taxes                               536,197         504,022
  Property management fees                        179,306         180,279
  Administrative                                  281,380         269,379
                                             -------------   -------------
      Total expenses                            3,619,838       3,512,190
                                             -------------   -------------
Income before affiliates' participation
  in joint ventures                             1,896,338       2,002,964
Affiliates' participation in income
  from joint ventures                            (375,681)       (273,208)
                                             -------------   -------------
Net income                                   $  1,520,657    $  1,729,756
                                             =============   =============
Net income allocated to General Partner      $    223,088    $    239,982
                                             =============   =============
Net income allocated to Limited Partners     $  1,297,569    $  1,489,774
                                             =============   =============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)           $       1.38    $       1.59
                                             =============   =============
Distribution to General Partner              $    175,232    $    175,232
                                             =============   =============
Distribution to Limited Partners             $  1,577,085    $  1,577,085
                                             =============   =============
Distribution per Limited Partnership
  Interest:
    Taxable                                  $       1.30    $       1.30
                                             =============   =============
    Tax-exempt                               $       1.73    $       1.73
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net income                                 $  3,280,988    $  3,248,202
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        from joint ventures                       679,326         644,472
      Participation in (income) loss of joint
        venture with an affiliate                 (54,201)          4,509
      Depreciation of properties                1,616,418       1,599,229
      Amortization of deferred expenses           115,125         112,799
      Amortization of loan application and
        processing fees                            13,105          13,105
      Net change in:
        Accounts and accrued interest
          receivable                              (57,620)         43,914
        Prepaid expenses                         (218,177)         91,177
        Accounts payable                         (183,188)       (548,045)
        Due to affiliates                        (108,642)        223,779
        Accrued liabilities                       (50,732)         (8,636)
        Security deposits                          27,611          32,545
                                             -------------   -------------
  Net cash provided by operating activities     5,060,013       5,457,050
                                             -------------   -------------
Investing activities:
  Capital contributions to joint venture
    with an affiliate                                             (45,065)
  Distributions from joint venture
    with an affiliate                              77,843
  Improvements and additions to properties       (195,643)       (155,297)
  Payment of deferred expenses                   (165,274)       (256,617)
                                             -------------   -------------
  Net cash used in investing activities          (283,074)       (456,979)
                                             -------------   -------------
Financing activities:
  Distributions to Limited Partners            (3,154,170)     (3,154,170)
  Distributions to General Partner               (350,464)       (350,464)
  Distributions to joint venture
    partners - affiliates                        (741,264)     (1,088,577)
                                             -------------   -------------
  Cash used in financing activities            (4,245,898)     (4,593,211)
                                             -------------   -------------
Net change in cash and cash equivalents           531,041         406,860
Cash and cash equivalents at beginning
  of period                                    17,106,496      17,153,575
                                             -------------   -------------
Cash and cash equivalents at end of period   $ 17,637,537    $ 17,560,435
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     --------------------
                                     Six Months  Quarter     Payable
                                     ----------- --------    ---------
   Mortgage servicing fees            $  11,394  $  5,697     $ 1,899
   Reimbursement of expenses to
     the General Partner, at cost       243,320   243,320      13,998

3. Subsequent Event:

In July 1995, the Partnership made a distribution of $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter of 1995.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. From 1987 through 1993, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on three additional loans. As of June 30, 1995, the Partnership has one loan outstanding and operates eight properties and its minority joint venture interest.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

There were no events which significantly affected the Partnership during the six months ended June 30, 1995. A detailed discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Primarily as a result of lower occupancy at the Ross Plaza shopping center and the Westech 360 office building, service income decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Higher interest rates resulted in an increase in interest income on short-term investments during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994.

Participation in income/loss of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center Office Buildings. Due to a decrease in expenses associated with lower leasing activity, there was participation in income of joint venture with an affiliate during the six months ended June 30, 1995 as compared to participation in loss during the same period in 1994 and there was a higher participation in income of joint venture with an affiliate during the quarter ended June 30, 1995 as compared to the same period in 1994.

A refund of 1992 taxes was received in the first quarter of 1994 from the local taxing authority for the 1275 K Street office building due to a decrease in the assessed tax value of this property. This refund caused an increase in real estate tax expense during the six months ended June 30, 1995 as compared to the same period in 1994.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. Primarily as a result of higher rental income caused by higher rental rates and higher occupancy at the 1275 K Street office building, the affiliates' participation in income of joint ventures increased during the quarter ended June 30, 1995 as compared to the same period in 1994. The increase for the six months ended June 30, 1995 as compared to the same period in 1994 was partially offset by the 1994 refund of real estate taxes for the 1275 K Street office building, as mentioned above.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership increased at June 30, 1995 as compared to December 31, 1994. The cash flow provided by the Partnership's operating activities includes cash flow from the operations of the properties, mortgage payments received on the loan and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of the Partnership's share of operations from Pacific Center (which is owned through a joint venture with an affiliate), and improvements and leasing commissions at certain of the Partnership's properties. Financing activities consisted of the quarterly distri- butions to the Limited and General Partners and to the affiliated joint venture partners. The Partnership is retaining cash reserves in anticipation of future leasing costs at several of the Partnership's commercial properties.

During the six months ended June 30, 1995 and 1994, all of the Partnership's properties, including the Pacific Center Office Buildings, generated positive cash flow. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of June 30, 1995, occupancy rates at the Partnership's commercial properties ranged from 87% to 100%, except for the Ammendale Technology Park - Phase I office building, which was 78% occupied. The occupancy at this property has declined as certain leases have recently expired. The Partnership is currently working to re-lease this space. The occupancy rate of Spalding Bridge Apartments was 98%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In July 1995, the Partnership paid $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to Limited Partners representing the quarterly distribution for the second quarter of 1995. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, during July 1995, the Partnership paid $131,424 to the General Partner, representing its quarterly distribution for the second quarter of 1995 and made a contribution of $43,808 to the Repurchase Fund. To date, including the July 1995 distribution, Limited Partners have received distributions aggregating approximately $102 per $250 Taxable Interest, of which $76 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $128 per $250 Tax-exempt Interest, of which $102 represents Net Cash Receipts and $26 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations and debt service payments on the funded mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

During the first six months of 1995, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 705 Interests from Limited Partners at a cost of $89,101.

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-II, the
                                  General Partner



Date: August 14, 1995
      -------------------------------