Form 10-Q
period 1995-09-30
BALCOR EQUITY PENSION INVESTORS II
filed 1995-11-13
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                     BALCOR EQUITY PENSION INVESTORS - II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                    1995          1994
                                                ------------  ------------
Cash and cash equivalents                      $ 24,808,002  $ 17,106,496
Accounts and accrued interest receivable            695,487       762,066
Prepaid expenses                                    576,659        81,915
Deferred expenses, net of accumulated
  amortization of $924,032 in 1995 and
  $743,106 in 1994                                  762,981       758,205
Investment in joint venture with an affiliate     1,453,661     1,482,721
                                                ------------  ------------
                                                 28,296,790    20,191,403
                                                ------------  ------------

Investment in loan receivable                                   7,540,986
Loan application and processing fees, net of
  accumulated amortization of $211,843 in 1994                     50,232
                                                              ------------
                                                                7,591,218
                                                              ------------
Investment in real estate:
    Land                                         26,808,775    26,808,775
    Buildings and improvements                  108,441,452   108,250,048
                                                ------------  ------------
                                                135,250,227   135,058,823
  Less accumulated depreciation                  41,592,718    39,168,092
                                                ------------  ------------
Investment in real estate, net of accumulated
  depreciation                                   93,657,509    95,890,731
                                                ------------  ------------
                                               $121,954,299  $123,673,352
                                                ============  ============












The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)
                                  (Continued)

                       LIABILITIES AND PARTNERS' CAPITAL

                                                    1995          1994
                                                ------------  ------------

Accounts payable                               $    198,173  $    374,107
Due to affiliates                                    35,174       124,539
Accrued liabilities, principally real estate
  taxes                                             482,071       415,971
Security deposits                                   471,910       434,623
                                                ------------  ------------
     Total liabilities                            1,187,328     1,349,240

Affiliates' participation in joint ventures      17,134,801    17,430,588

Partners' capital (939,587 Limited Partnership
  Interests issued and outstanding)             103,632,170   104,893,524
                                                ------------  ------------
                                               $121,954,299  $123,673,352
                                                ============  ============


























The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                    1995          1994
                                                ------------  ------------
Income:
  Rental income                                $ 13,417,322  $ 12,869,429
  Service income                                  1,508,946     1,616,158
  Interest on short-term investments                823,795       528,987
  Interest on loan receivable - first mortgage,
    net of amortization of $50,232 in 1995
    and $19,654 in 1994                             392,298       458,895
  Participation in income (loss) of joint
    venture with an affiliate                        70,555       (14,833)
                                                ------------  ------------
    Total income                                 16,212,916    15,458,636
                                                ------------  ------------
Expenses:
  Depreciation                                    2,424,626     2,398,846
  Amortization of deferred expenses                 180,926       185,765
  Property operating                              5,103,101     5,605,996
  Real estate taxes                               1,534,999     1,279,226
  Property management fees                          517,056       538,742
  Administrative                                    739,346       647,472
  Provision for loan receivable writedown           768,066
                                                ------------  ------------
    Total expenses                               11,268,120    10,656,047
                                                ------------  ------------
Income before affiliates' participation in
  joint ventures                                  4,944,796     4,802,589
Affiliates' participation in income from
  joint ventures                                   (949,199)     (784,176)
                                                ------------  ------------
Net income                                     $  3,995,597  $  4,018,413
                                                ============  ============
Net income allocated to General Partner        $    672,349  $    604,439
                                                ============  ============
Net income allocated to Limited Partners       $  3,323,248  $  3,413,974
                                                ============  ============
Net income per Limited Partnership Interest
    (939,587 issued and outstanding)           $       3.54  $       3.63
                                                ============  ============
Distributions to General Partner               $    525,696  $    525,696
                                                ============  ============
Distributions to Limited Partners              $  4,731,255  $  4,731,255
                                                ============  ============
Distributions per Limited Partnership interest:
  Taxable                                      $       3.90  $       3.90
                                                ============  ============
  Tax - exempt                                 $       5.19  $       5.19
                                                ============  ============
The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995          1994
                                                ------------  ------------
Income:
  Rental income                                $  4,552,017  $  4,067,532
  Service income                                    477,498       507,656
  Interest on short-term investments                289,217       206,388
  Interest on loan receivable - first mortgage,
    net of amortization of $37,127 in 1995 and
    $6,549 in 1994                                   86,368       152,965
  Participation in income (loss) of joint
    venture with an affiliate                        16,354       (10,324)
                                                ------------  ------------
    Total income                                  5,421,454     4,924,217
                                                ------------  ------------
Expenses:
  Depreciation                                      808,208       799,617
  Amortization of deferred expenses                  65,801        72,966
  Property operating                              1,924,780     2,322,891
  Real estate taxes                                 461,480       487,721
  Property management fees                          170,127       172,525
  Administrative                                    238,510       158,582
  Provision for loan receivable writedown           768,066
                                                ------------  ------------
    Total expenses                                4,436,972     4,014,302
                                                ------------  ------------
Income before affiliates' participation in
  joint ventures                                    984,482       909,915
Affiliates' participation in income from
  joint ventures                                   (269,873)     (139,704)
                                                ------------  ------------
Net income                                     $    714,609  $    770,211
                                                ============  ============
Net income allocated to General Partner        $    208,842  $    145,366
                                                ============  ============
Net income allocated to Limited Partners       $    505,767  $    624,845
                                                ============  ============
Net income per Limited Partnership Interest
    (939,587 issued and outstanding)           $       0.54  $       0.66
                                                ============  ============
Distribution to General Partner                $    175,232  $    175,232
                                                ============  ============
Distribution to Limited Partners               $  1,577,085  $  1,577,085
                                                ============  ============
Distribution per Limited Partnership interest:
  Taxable                                      $       1.30  $       1.30
                                                ============  ============
  Tax - exempt                                 $       1.73  $       1.73
                                                ============  ============
The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995          1994
                                                ------------  ------------
Operating activities:
  Net income                                   $  3,995,597  $  4,018,413
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income from
        joint ventures                              949,199       784,176
      Participation in (income) loss of joint
        venture with an affiliate                   (70,555)       14,833
      Depreciation of properties                  2,424,626     2,398,846
      Amortization of deferred expenses             180,926       185,765
      Amortization of loan application and
        processing fees                              50,232        19,654
      Provision for loan receivable writedown       768,066
      Net change in:
        Accounts and accrued interest receivable     66,579       181,511
        Prepaid expenses                           (494,744)     (263,328)
        Accounts payable                           (175,934)     (563,050)
        Due to affiliates                           (89,365)       98,080
        Accrued liabilities                          66,100       101,622
        Security deposits                            37,287        47,381
                                                ------------  ------------
  Net cash provided by operating activities       7,708,014     7,023,903
                                                ------------  ------------
Investing activities:
  Capital contributions to joint venture with
    an affiliate                                                  (45,065)
  Distributions from joint venture with an
    affiliate                                        99,615        17,999
  Collection of principal payments on  loan
    receivable                                    6,772,920
  Improvements and additions to properties         (191,404)     (374,422)
  Payment of deferred expenses                     (185,702)     (282,776)
                                                ------------  ------------
  Net cash provided by or used in investing
    activities                                    6,495,429      (684,264)
                                                ------------  ------------
Financing activities:
  Distributions to Limited Partners              (4,731,255)   (4,731,255)
  Distributions to General Partner                 (525,696)     (525,696)
  Distributions to joint venture partners -
    affiliates                                   (1,244,986)   (1,475,952)
                                                ------------  ------------
  Cash used in financing activities              (6,501,937)   (6,732,903)
                                                ------------  ------------

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)

                                                    1995          1994
                                                ------------  ------------

Net change in cash and cash equivalents           7,701,506      (393,264)
Cash and cash equivalents at beginning of period 17,106,496    17,153,575
                                                ------------  ------------
Cash and cash equivalents at end of period     $ 24,808,002  $ 16,760,311
                                                ============  ============





The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                           Paid
                                    -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------   ---------    ---------
   Mortgage servicing fees              $ 15,192     $ 3,798         None
   Reimbursement of expenses to
     the General Partner, at cost        279,321      36,001      $35,174


3. Subsequent Event:

In October 1995, the Partnership made a distribution of $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1995.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                   (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. From 1987 through 1993, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on three additional loans. In September 1995, the Partnership accepted a prepayment on the Colonial Coach and Castlewood West loan. As of September 30, 1995, the Partnership has no loans, and operates eight properties and holds a minority joint venture interest in an additional property.

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

Operations
----------

Summary of Operations
---------------------

The Partnership generated higher income as a result of improved operations at certain of its properties during 1995. However, the Partnership recognized a provision for loan receivable write-down in connection with the prepayment of the Colonial Coach and Castlewood West loan at a discount in September 1995, which offset these improvements. The combined effect of these events resulted in a slight decrease in net income for the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Primarily as a result of higher rental rates and higher occupancy at the 1275 K Street office building and higher rental rates at the Westech 360 office building, rental income increased during 1995 as compared to 1994. Additionally, because both of these properties are owned through joint ventures with affiliates, the affiliates' participation in income of joint ventures increased during 1995 as compared to 1994.

Higher interest rates resulted in an increase in interest income on short-term investments during 1995 when compared to 1994.

In connection with the Colonial Coach and Castlewood West loan prepayment in September 1995, the Partnership fully amortized the remaining loan application and processing fees, resulting in decreased interest income on loan receivable during 1995 as compared to 1994.

Participation in income (loss) of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center office buildings. Due to a decrease in expenses related to leasing activity, the Partnership recognized participation in income of joint venture with an affiliate during 1995 as compared to participation in loss during 1994.

Primarily as a result of a decrease in expenses related to leasing activity at the 100 Ashford Center office building, property operating expenses decreased during 1995 as compared to 1994.

A refund of 1992 taxes was received in the first quarter of 1994 from the local taxing authority for the 1275 K Street office building due to a decrease in the assessed tax value of this property. This refund resulted in lower real estate tax expense during the nine months ended September 30, 1994 as compared to the same period in 1995.

As a result of higher investor processing costs and legal fees, administrative expenses increased for 1995 as compared to 1994.

In September 1995, the Partnership accepted a discounted prepayment on the Colonial Coach and Castlewood West loan receivable. As a result, the Partnership recognized a provision of $768,066 for loan receivable write-down.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership increased as of September 30, 1995 as compared to December 31, 1994, due primarily to the prepayment of the Colonial Coach and Castlewood West loan receivable.

During the nine months ended September 30, 1995 and 1994, all of the Partnership's properties, including the Pacific Center office buildings, in which the Partnership holds a minority joint venture interest, generated positive cash flow. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures.

As of September 30, 1995, occupancy rates at the Partnership's commercial properties ranged from 85% to 100%, while the occupancy rate of Spalding Bridge Apartments was 97%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In October 1995, the Partnership paid $1,577,085 ($1.30 per Taxable Interest and $1.73 per Tax-exempt Interest) to Limited Partners representing the quarterly distribution for the third quarter of 1995. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, during October 1995, the Partnership paid $131,424 to the General Partner, representing its quarterly distribution for the third quarter of 1995 and made a contribution of $43,808 to the Repurchase

Fund. To date, including the October 1995 distribution, Limited Partners have received distributions aggregating approximately $104 per $250 Taxable Interest, of which $78 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $130 per $250 Tax-exempt Interest, of which $104 represents Net Cash Receipts and $26 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations, as to which there can be no assurances.

During the nine months ended September 30, 1995, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,117 Interests from Limited Partners at a cost of $273,245.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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



Date: November 13, 1995
      -------------------------------