Form 10-K
period 1995-12-31
BALCOR EQUITY PENSION INVESTORS II
filed 1996-04-01
CIK 748501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________to __________

Commission file number 0-13348
                       -------

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3314331
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
- ----------------

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $234,896,750 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investing in and operating income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant originally funded seven loans and acquired five real property investments plus a minority joint venture interest in an additional real property investment. Four loans were prepaid and the Registrant foreclosed on three loans. The Registrant currently owns eight properties plus a minority joint venture interest in one property as described under Item 2. "Properties," below.

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

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential property. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During 1995, the Registrant received a discounted prepayment on the Colonial Coach and Castlewood West loan receivable. See "Item 7. Liquidity and Capital Resources," for additional information.

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

Item 2. Properties
- ------------------
As of December 31, 1995, the Registrant owns the eight properties described below:

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

The Registrant also holds a 22.91% joint venture interest in the Pacific Center Office Buildings located in Dallas, Texas.

See Notes 7 and 8 of Notes to Financial Statements for additional information regarding these joint ventures.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 40,816.

Item 6. Selected Financial Data
- -------------------------------
                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------
Total income       $21,585,862 $20,684,580 $21,902,189 $19,297,804 $19,413,973
Provision for
  investment
  property
  writedowns              None        None   9,810,000  12,300,000  25,400,000
Provisions for loan
  receivable
  writedown            768,066        None   1,850,000        None        None
Provision for
  acquisition loan
  writedown               None        None        None   8,071,364        None
Net income (loss)    4,556,857   4,889,802  (5,456,189)(16,300,985)(17,379,703)
Net income (loss)
  per Limited Part-
  nership Interest        4.00        4.40       (6.64)     (17.89)     (19.09)
Total assets       120,655,642 123,673,352 126,764,825 139,125,128 165,452,985
Distributions per
  taxable Limited
  Partnership Interest(A) 5.20        5.20        5.35        5.80        6.05
Distributions per
  tax-exempt Limited
  Partnership Interest(A) 6.92        6.92        7.12        7.72        8.05

(A) No distributions of Original Capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

During 1995, Balcor Equity Pension Investors - II A Real Estate Limited Partnership (the "Partnership") generated higher interest income on short-term investments primarily as a result of higher interest rates and higher rental income as a result of improved operations at certain of its properties. However, the Partnership recognized a provision for loan receivable writedown during 1995 in connection with the prepayment of the Colonial Coach and Castlewood West loan at a discount which resulted in a decrease in net income during 1995 when compared to 1994. During 1993, the Partnership recognized provisions for writedowns on several of its commercial properties and its loan receivable due to impairments to the values of the assets, resulting in a net loss during 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

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

Higher average cash balances as a result of the Colonial Coach and Castlewood West loan prepayment described below and higher interest rates resulted in an increase in interest income on short-term investments during 1995 when compared to 1994.

As a result of the Colonial Coach and Castlewood West loan prepayment in 1995, the Partnership received less interest income and fully amortized the remaining loan application and processing fees, resulting in decreased interest income on the loan receivable during 1995 as compared to 1994.

Participation in income (loss) of joint venture with an affiliate reflects the Partnership's share of property operations at the Pacific Center Office Buildings. Due to a decrease in expenses related to leasing activity completed in 1994, the Partnership recognized participation in income of joint venture with an affiliate during 1995 as compared to participation in loss during 1994.

A refund of 1992 taxes was received in the first quarter of 1994 from the local taxing authority for the 1275 K Street Office Building due to a decrease in the assessed tax value of the property. This refund resulted in lower real estate tax expense during 1994 as compared to 1995.

In 1995, the Partnership accepted a discounted prepayment on the Colonial Coach and Castlewood West loan receivable. As a result, the Partnership recognized a provision of $768,066 for loan receivable writedown.

1994 Compared to 1993
- ---------------------

A decrease in rental revenue during 1994 due to lower average occupancy at the 1275 K Street, 100 Ashford Center North and Bingham Farms - Phase V office buildings was partially offset by higher average occupancy at the Denver Centerpoint Office Building and increased rental rates at the Ross Plaza Shopping Center. In addition, the Partnership received additional income in 1993 from tenants at the 100 Ashford Center North Office Building due to early lease terminations. The combined effect of these events resulted in a decrease in rental income during 1994 when compared to 1993.

The Partnership bills most tenants at its commercial properties periodically for common area maintenance, real estate taxes and other operating expenses of the properties. Since the Partnership receives these reimbursements based upon the tenants' pro rata share of rentable space, the above-referenced overall decrease in average occupancy caused a decrease in the total amount billable for these items. Also, the terms of several new leases have lowered the amount of reimbursements billed to tenants. In addition, the billings are based on estimates, and adjustments are periodically made once the Partnership has determined the actual amounts due. The periodic adjustment of billings, combined with the decrease in the total amount billable, resulted in a decrease in service income during 1994 when compared to 1993.

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

Higher leasing costs due to increased leasing activity at the 100 Ashford Center North, Ammendale Technology Park - Phase I, Bingham Farms - Phase V and Westech 360 office buildings, higher insurance costs at all of the Partnership's properties and higher painting costs and floor and wall covering upgrades at the Spalding Bridge Apartments resulted in an increase in property operating expense during 1994 when compared to 1993. This was partially offset by a decrease in leasing costs at the 1275 K Street Office Building.

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

In 1993, the Partnership determined that an impairment had occurred to the asset values of the 100 Ashford Center North Office Building and the Ammendale Technology Park - Phase I. The 100 Ashford Center North Office Building is located in Atlanta, Georgia. The impairment in the asset value of this property was due to an oversupply of office space resulting in a highly competitive leasing market in this area which caused rental rates to decline below original expectations. The property was written down to the Partnership's estimated fair value, and a $7,510,000 provision for investment property writedown was recognized in 1993.

The Ammendale Technology Park - Phase I is located in Prince George's County, Maryland. The impairment in the asset value of this property was caused by an oversupply of office space resulting in high vacancy rates and rental rates below original expectations. During 1993, the property was written down to the Partnership's estimated fair value, and a $2,300,000 provision for investment property writedown was recognized.

In 1993, the Partnership wrote down the Colonial Coach and Castlewood West loan receivable. The Partnership's share of the joint venture's $2,100,000 provision for loan receivable writedown was $1,850,000.

The Westech 360 and 1275 K Street office buildings are owned through joint ventures with affiliates. As a result of decreased average occupancy at the 1275 K Street Office Building and increased expenses relating to leasing activity at the Westech 360 Office Building, the affiliates' income participation decreased during 1994 as compared to 1993.

Liquidity and Capital Resources
- ------------------------------

The cash position of the Partnership increased as of December 31, 1995 as compared to December 31, 1994. The 1995 cash flow provided by the Partnership's operating activities of approximately $9,740,000 includes cash flow from the operations of the properties, mortgage payments received on the loan receivable and interest income on short-term investments, which are partially offset by the payment of administrative expenses. Investing activities consisted of the proceeds from the repayment of the Colonial Coach and Castlewood West loan receivable of approximately $6,770,000, distributions received from the joint venture with an affiliate of approximately $160,000, and payments for improvements at certain of the Partnership's properties of approximately $580,000. Financing activities consisted of quarterly distributions to the Partners of approximately $7,010,000 and to the affiliated joint venture partner of approximately $1,600,000.

During 1995 and 1994, all of the Partnership's properties, including the Pacific Center Office Buildings, in which the Partnership holds a minority joint venture interest, generated positive cash flow. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures.

As of December 31, 1995, occupancy rates at the Partnership's commercial properties ranged from 83% to 100%, while the occupancy rate of Spalding Bridge Apartments was 96%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential property. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

In September 1995 the Partnership and an affiliated partnership (together, the "Participants") accepted a discounted prepayment of the Colonial Coach and Castlewood West mobile home parks loan receivable due to the diminished value of the properties. The Atlanta mobile home park market experienced softness due to slower industrial job growth and the availability of cheap land in the west and south submarkets of Atlanta. This resulted in declining net operating income at the properties. The Partnership received $6,772,920 representing its share of proceeds. See Note 4 of Notes to Financial Statements for additional information.

In January 1996, the Partnership paid $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) to Limited Partners representing the quarterly distribution for the fourth quarter of 1995. The level of this distribution increased from the amount distributed to Limited Partners for the previous quarter. In addition, during January 1996, the Partnership paid $262,848 to the General Partner, representing its quarterly distribution for the fourth quarter of 1995 and made a contribution of $87,616 to the Repurchase Fund. During 1995, the Partnership made distributions to Limited Partners totaling $5.20 per Taxable Interest and $6.92 per Tax-exempt Interest as compared to $5.20 and $6.92 in 1994 and $5.35 and $7.12 in 1993, respectively. See Financial Statements, Statements of Partners' Capital. To date, including the January 1996 distribution, Limited Partners have received distributions aggregating approximately $106 per $250 Taxable Interest, of which $80 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $133 per $250 Tax-exempt Interest, of which $107 represents Net Cash Receipts and $26 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations, as to which there can be no assurances.

During 1995, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 2,137 Interests from Limited Partners at a cost of $265,339. See Note 3 of Notes to Financial Statements for additional information.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      ----------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets        $120,655,642  $206,025,929 $123,673,352 $209,659,409
Partners' capital
 (deficit):
  General Partner         11,167     1,299,971      (85,033)   1,029,319
  Limited Partners   102,429,946   177,574,399  104,978,557  180,806,725
Net income:
  General Partner        797,128       971,580      760,056      941,029
  Limited Partners     3,759,729     3,076,016    4,129,746    4,982,198
  Per Limited Part-
  nership Interest           4.00           (A)        4.40           (A)

(A) The net income is $3.01 per Tax-exempt Interest and $5.20 per Taxable Interest for 1995 and $5.32 per Tax-exempt Interest and $5.20 per Taxable Interest for 1994.

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

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


         TITLE                              OFFICERS
         -----                              --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company.

Mr.Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Equity Partners-II, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-II (principally through the Repurchase Fund) and its officers own as a group the following Limited Partnership Interests of the
Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests          21,119 Interests  Approximately 2%

Relatives and affiliates of the officers of the General Partner own an additional 32 Limited Partnership Interests in the Registrant.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

                         BALCOR EQUITY PENSION INVESTORS-II
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             --------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Equity Partners-II,
                             the General Partner

Date: March 29, 1996
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
- ---------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-II, the General Partner   March 29, 1996
- --------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Equity
/s/Brian D. Parker       Partners-II, the General Partner   March 29, 1996
- --------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-II A Real Estate Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995             1994
                                               ------------     ------------
Cash and cash equivalents                    $  24,596,293    $  17,106,496
Accounts and accrued interest receivable           538,041          762,066
Prepaid expenses                                   213,241           81,915
Deferred expenses, net of accumulated
  amortization of $989,273 in 1995 and
  $743,106 in 1994                                 740,093          758,205
Investment in joint venture with an affiliate    1,336,859        1,482,721
                                               ------------     ------------
                                                27,424,527       20,191,403
                                               ------------     ------------

Investment in loan receivable                                     7,540,986
Loan application and processing fees, net of
  accumulated amortization of $211,843 in 1994                       50,232
                                                                ------------
                                                                  7,591,218
                                                                ------------

Investment in real estate
  Land                                          26,808,775       26,808,775
  Buildings and improvements                   108,826,412      108,250,048
                                               ------------     ------------
                                               135,635,187      135,058,823
  Less accumulated depreciation                 42,404,072       39,168,092
                                               ------------     ------------
Investment in real estate, net of
  accumulated depreciation                      93,231,115       95,890,731
                                               ------------     ------------
                                             $ 120,655,642    $ 123,673,352
                                               ============     ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     282,014    $     374,107
Due to affiliates                                   33,578          124,539
Accrued real estate taxes                          448,030          415,971
Security deposits                                  467,600          434,623
                                               ------------     ------------
    Total liabilities                            1,231,222        1,349,240

Affiliates' participation in joint ventures     16,983,307       17,430,588
                                               ------------     ------------
Limited Partners' capital (939,587 Interests
  issued and outstanding)                      102,429,946      104,978,557

General Partner's capital (deficit)                 11,167          (85,033)
                                               ------------     ------------
    Total partners' capital                    102,441,113      104,893,524
                                               ------------     ------------
                                             $ 120,655,642    $ 123,673,352
                                               ============     ============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993

                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------
Balance at December 31, 1992    $ 119,680,991 $    (204,261)$ 119,885,252

Cash distributions to:
  Limited Partners (A)             (6,490,629)                 (6,490,629)
  General Partner                    (721,183)     (721,183)

Net (loss) income for the year
  ended December 31, 1993          (5,456,189)      781,283    (6,237,472)
                                  ------------  ------------  ------------
Balance at December 31, 1993      107,012,990      (144,161)  107,157,151

Cash distributions to:
  Limited Partners (A)             (6,308,340)                 (6,308,340)
  General Partner                    (700,928)     (700,928)

Net income for the year
  ended December 31, 1994           4,889,802       760,056     4,129,746
                                  ------------  ------------  ------------
Balance at December 31, 1994      104,893,524       (85,033)  104,978,557

Cash distributions to:
  Limited Partners (A)             (6,308,340)                 (6,308,340)
  General Partner                    (700,928)     (700,928)

Net income for the year
  ended December 31, 1995           4,556,857       797,128     3,759,729
                                  ------------  ------------  ------------
Balance at December 31, 1995    $ 102,441,113 $      11,167 $ 102,429,946
                                  ============  ============  ============



(A) Summary of cash distributions paid per Interest:

               Taxable                1995          1994          1993
                                  ------------  ------------  ------------
               First Quarter    $        1.30 $        1.30 $        1.45
               Second Quarter            1.30          1.30          1.30
               Third Quarter             1.30          1.30          1.30
               Fourth Quarter            1.30          1.30          1.30

               Tax-Exempt             1995          1994          1993
                                  ------------  ------------  ------------
               First Quarter    $        1.73 $        1.73 $        1.93
               Second Quarter            1.73          1.73          1.73
               Third Quarter             1.73          1.73          1.73
               Fourth Quarter            1.73          1.73          1.73


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993


                                      1995          1994          1993
                                  ------------  ------------  ------------
Income:
  Rental income                 $  17,988,052 $  17,205,757 $  18,018,749
  Service income                    2,004,731     2,123,342     2,594,124
  Interest on short-term
    investments                     1,188,150       755,000       380,277
  Interest on loan receivable -
    first mortgage, net of
    amortization of $50,232 in
    1995 and $26,207 in 1994
    and 1993                          392,298       611,861       708,650
  Interest income from investment
    in acquisition loan, net of
    amortization of $179,246 in
    1993                                                          223,055
  Participation in income (loss)
    of joint venture with an
    affiliate                          12,631       (11,380)      (22,666)
                                  ------------  ------------  ------------
    Total income                   21,585,862    20,684,580    21,902,189
                                  ------------  ------------  ------------

Expenses:
  Depreciation                      3,235,980     3,214,233     3,248,425
  Amortization of deferred
    expenses                          246,167       237,773       294,211
  Property operating                7,970,936     7,898,977     7,001,852
  Real estate taxes                 2,057,705     1,836,717     2,015,499
  Property management fees            687,925       723,733       730,871
  Administrative                      911,554       964,219     1,100,757
  Provision for investment
    property writedowns                                         9,810,000
  Provision for loan receivable
    writedowns                        768,066                   1,850,000
                                  ------------  ------------  ------------
    Total expenses                 15,878,333    14,875,652    26,051,615
                                  ------------  ------------  ------------
Income (loss) before affiliates'
  participation in joint
  ventures and equity from
  investment in acquisition loan    5,707,529     5,808,928    (4,149,426)
Affiliates' participation in
  income from joint ventures       (1,150,672)     (919,126)   (1,235,317)
Equity in loss from investment
  in acquisition loan                                             (71,446)
                                  ------------  ------------  ------------
Net income (loss)               $   4,556,857 $   4,889,802 $  (5,456,189)
                                  ============  ============  ============

Net income allocated to
  General Partner               $     797,128 $     760,056 $     781,283
                                  ============  ============  ============
Net income (loss) allocated to
  Limited Partners              $   3,759,729 $   4,129,746 $  (6,237,472)
                                  ============  ============  ============
Net income (loss) per Limited
  Partnership Interest (939,587
  issued and outstanding)       $        4.00 $        4.40 $       (6.64)
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993


                                      1995          1994          1993
                                  ------------  ------------  ------------
Operating activities:
  Net income (loss)             $   4,556,857 $   4,889,802 $  (5,456,189)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Affiliates' participation
        in income from joint
        ventures                    1,150,672       919,126     1,235,317
      Participation in (income)
        loss of joint venture
        with an affiliate             (12,631)       11,380        22,666
      Equity in loss from invest-
        ment in acquitsition loan                                  71,446
      Depreciation of properties    3,235,980     3,214,233     3,248,425
      Amortization of deferred
        expenses                      246,167       237,773       294,211
      Amortization of loan
        application and
        processing fees                50,232        26,207       205,453
      Provision for investment
        property writedowns                                     9,810,000
      Provision for loan
        receivable writedowns         768,066                   1,850,000
      Payment of leasing
        commissions                  (228,055)     (183,543)     (171,928)
      Net change in:
        Accounts and accrued
          interest receivable         224,025       453,807       285,273
        Prepaid expenses             (131,326)        9,262        26,274
        Accounts payable              (92,093)     (318,881)      375,723
        Due to affiliates             (90,961)          (65)       32,838
        Accrued real estate taxes      32,059        73,168        40,525
        Security deposits              32,977        25,532         7,042
                                  ------------  ------------  ------------
  Net cash provided by
    operating activities            9,741,969     9,357,801    11,877,076
                                  ------------  ------------  ------------

Investing activities:
  Capital contributions to joint
    venture with an affiliate                       (48,400)     (136,441)
  Distributions from joint
    venture with an affiliate         158,493        17,999        35,738
  Collection of principal
    payment on loan receivable      6,772,920

  Collection of principal
    payment on acquisition loan                                 6,000,000
  Improvements and additions to
    properties                       (576,364)     (694,324)   (1,364,922)
                                  ------------  ------------  ------------
  Net cash provided by or (used
    in) investing activities        6,355,049      (724,725)    4,534,375
                                  ------------  ------------  ------------


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993
                                  (CONTINUED)

                                      1995          1994          1993
                                --------------  ------------  ------------

Financing activities:
  Distributions to Limited
    Partners                    $  (6,308,340)$  (6,308,340)$  (6,490,629)
  Distributions to General
    Partner                          (700,928)     (700,928)     (721,183)
  Distributions to joint venture
    partners - affiliates          (1,597,953)   (1,670,887)   (1,383,747)
                                  ------------  ------------  ------------
  Net cash used in
    financing activities           (8,607,221)   (8,680,155)   (8,595,559)
                                  ------------  ------------  ------------

Net change in cash and cash
  equivalents                       7,489,797       (47,079)    7,815,892
Cash and cash equivalents at
  beginning of year                17,106,496    17,153,575     9,337,683
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $  24,596,293 $  17,106,496 $  17,153,575
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of residential, commercial, and retail real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:
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

(c) Interest income on the loan receivable consisted of monthly payments received from the borrower, which were recorded in the period they were earned as determined by the terms of the loan agreement. The accrual of interest was discontinued when the loan became ninety days contractually delinquent or sooner, when in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Once the loan receivable had been placed on non-accrual status, income was recorded only as cash payments were received from the borrower. The Partnership received a prepayment of its last mortgage loan receivable in September 1995.

(d) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

Loan losses on mortgage notes receivable were charged to income when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan balance was transferred to real estate, after the fair value of the property less costs of disposal was assessed. Upon the transfer to real estate, a new basis in the property was established. Consistent with the Partnership's investment objectives to own income producing real property to be held for long-term appreciation, real estate acquired through foreclosure was recorded as investment in real estate.

(e) Investment in acquisition loan represented a first mortgage loan which, because the loan agreement included certain specified terms, was required to be accounted for as an investment in a real estate venture. The Partnership received a prepayment of the acquisition loan in October 1993. The investment had been reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership recorded its investment at cost (representing total loan fundings) and subsequently adjusted its investment for its share of property income or loss.

Amounts representing contractually required debt service were recorded in the accompanying Statements of Income and Expenses as interest income. Equity from investment in acquisition loan represented the Partnership's share of the collateral property's operations, including depreciation and interest expense. The Partnership's share of operations had no effect on cash flow of the Partnership.

(f) Deferred expenses consist of loan application and processing fees and mortgage brokerage fees which were amortized over the average term of the loans, and leasing commissions which are amortized over the life of each respective lease.

(g) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements for operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(h) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

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

(j) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash equivalents are primarily held or invested in four issuers of commercial paper.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. Several other reclassifications have also been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund became available, beginning October 15, 1987, to be used to repurchase Interests from Limited Partners. During 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 2,137 Interests from Limited Partners at a cost of $265,339. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests are paid to the Repurchase Fund and are available to repurchase additional Interests.

An amount not to exceed the dollars originally allocated to the Repurchase Fund will be returned by the Repurchase Fund to the Partnership at liquidation which will be accounted for as a capital contribution from the General Partner if necessary to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference" as defined in the Partnership Agreement.

When and as the Partnership sells or refinances its real properties, or obtains repayments of its mortgage loans, the "Net Cash Proceeds" resulting therefrom which are available for distribution will be distributed only to the Limited Partners until such time as they have received a return of their "Original Capital" and their "Liquidation Preference"; thereafter, the remaining "Net Cash Proceeds" will be distributed 90% to the Limited Partners and 10% to the General Partner. Net Cash Proceeds will be distributed among Taxable and Tax-Exempt Limited Partners in accordance with the Partnership Agreement. The General Partner's share shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and Preferential Cumulative Distributions.

4. Loan Receivable Prepayment:

The Partnership and an affiliated partnership (together, the "Participants") funded a first mortgage loan collateralized by the Colonial Coach and Castlewood West mobile home parks. The Partnership participated in approximately 88% of the loan amount and interest income.

During 1993, the Participants determined that an impairment to the value of the properties had occurred. The Atlanta mobile home park market experienced softness due to slower industrial job growth and the availability of cheap land in the west and south submarkets of Atlanta. This resulted in declining net operating income at the properties. As a result, the Partnership wrote down the loan receivable to its estimated fair value at that time and recognized its $1,850,000 share of the total $2,100,000 provision for loan receivable writedown. The carrying value of the loan was $7,540,986 at December 31, 1994. In 1995, the Partnership accepted a discounted prepayment on the loan for $6,772,920. As a result, the Partnership recognized an additional provision for loan receivable writedown of $768,066.

Under the original loan terms, the interest income received relating to this impaired loan would have been approximately $669,000 in 1995, $1,003,000 in 1994, and $912,000 in 1993. Interest income received from this impaired loan and included in the accompanying Statements of Income and Expenses amounted to approximately $443,000 in 1995, $638,000 in 1994, and $735,000 in 1993.

5. Investment Property Writedowns:

In 1993, the Partnership determined that an impairment had occurred to the asset values of the 100 Ashford Center North Office Building and the Ammendale Technology Park - Phase I. The 100 Ashford Center North Office Building is located in Atlanta, Georgia. The impairment in the asset value of this property was due to an oversupply of office space resulting in a highly competitive leasing market in this area which has caused rental rates to decline below original expectations. The property was written down to the Partnership's estimated fair value of $11,902,000, and a $7,510,000 provision for investment property writedown was recognized in 1993.

The Ammendale Technology Park - Phase I is located in Prince George's County, Maryland. The impairment in the asset value of this property was caused by an oversupply of office space resulting in high vacancy rates and rental rates below original expectations. During 1993, the property was written down to the

Partnership's estimated fair value of $8,404,000, and a $2,300,000 provision for investment property writedown was recognized.

6. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential property and a range of 3% to 6% of gross operating receipts for commercial properties.

7. Affiliate's Participation in Joint Ventures:

The 1275 K Street Office Building and the Westech 360 Office Buildings are owned by the Partnership and an affiliated partnership. For the 1275 K Street Office Building, profits and losses are allocated 60.52% to the Partnership and 39.48% to the affiliate. For the Westech 360 Office Buildings, profits and losses are allocated 56.7% to the Partnership and 43.3% to the affiliate. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation. Net distributions of $1,597,953, $1,670,887, and $1,383,747 were made to the joint venture partner during 1995, 1994, and 1993, respectively.

8. Investment in Joint Venture with an Affiliate:

The Partnership owns a 22.91% joint venture interest in the Pacific Center Office Buildings. The joint venture partner is an affiliate with investment objectives similar to those of the Partnership. During 1995, the Partnership received distributions from property operations of $158,493 and made net capital contributions of $30,401 and $100,703 in 1994 and 1993, respectively.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles (GAAP), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $509,261 greater than the tax income for the same period resulting primarily from a higher loss on the prepayment of the Colonial Coach loan receivable tax basis because the loan previously had been written down GAAP basis in 1993.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Mortgage servicing fees   $15,192    None $ 22,788 $ 1,899  $56,128  $1,899
Property management fees     None    None  661,698    None  727,174  59,125

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             75,593 $ 5,742   98,711  37,288   87,835   7,266
    Data processing        52,281   2,906   92,976  22,313  150,164  41,229
    Investment processing    None    None   23,907   1,926    8,646     715
    Investor communica-
      tions                10,517    None   13,023   7,685   11,266     932
    Legal                  31,299   2,388   32,434  14,824   29,315   2,425
    Portfolio management  165,535  22,487  134,704  34,201  124,795  10,047
    Other                   5,983      55   11,238   4,403   11,672     966

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $104,720, $107,935 and $72,615 for 1995, 1994, and 1993,
respectively.

11. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office and retail space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for its properties based on operating leases held at December 31, 1995 are approximately as follows:

                         1996        $16,704,000
                         1997         13,335,000
                         1998         11,011,000
                         1999          8,169,000
                         2000          4,936,000
                         Thereafter    2,923,000
                                     -----------
                                     $57,078,000
                                     ===========

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1995, 1994 and 1993. The Partnership is subject to the usual business risks regarding the collection of the above-mentioned rentals.

12. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates fair value.

13. Subsequent Event:

In January 1996, the Partnership made a distribution of $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) to holders of Limited Partnership Interests for the fourth quarter of 1995.

                                   BALCOR EQUITY PENSION INVESTORS-II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             as of December 31, 1995

        Col. A               Col. B            Col. C                        Col. D
- ---------------------       --------    --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                             Encum-                and Im-     Improve-    Costs       of Basis
     Description            brances      Land     provements    ments       (a)           (b)
- ---------------------       -------    --------  ------------ ---------  ---------     ---------
Ammendale Technology
  Park-Phase I, 167,000
  sq. ft. offc./wrhs.
  cmplx., Prince George's
  County, MD (f)(g)           None   $6,142,781   $4,315,384    $369,463   $281,465  $(2,300,000)
Bingham Farms Office
  Plaza-Phase V, 193,000
  sq. ft. bldg., Bingham
  Farms, MI (f)               None    1,000,000   17,404,255   2,740,869     21,935   (5,200,000)
Denver Centerpoint,
  163,000 sq. ft. offc.
  cmplx., Denver, CO (f)      None    3,534,700   22,077,000   2,075,391     23,744  (14,200,000)
Ross Plaza, 170,000 sq.
  ft. shpg. cntr.,
  Federal Way, WA             None    2,355,000    9,045,000   2,113,028    836,087
Spalding Bridge Apts.,
  190-units, Atlanta, GA      None      950,000    9,103,190                 21,094
Westech 360, 178,000
  sq. ft. offc. cmplx.,
  Austin, TX (g)              None    4,680,000   18,060,294   2,044,950    206,573  (14,400,000)
100 Ashford Center North,
  149,000 sq. ft. offc.
  bldg., Atlanta, GA (g)      None    2,554,000   16,431,518   3,856,993     27,327   (7,510,000)

1275 K Street, 231,000
  sq. ft. offc. bldg.,
  Washington, D.C.            None   13,200,000   33,950,050   3,671,006     52,090   (3,900,000)
                                    ----------- ------------  ---------- ---------- ------------

                                    $34,416,481 $130,386,691 $16,871,700 $1,470,315 $(47,510,000)
                                    =========== ============ =========== ========== ============

See notes (a) through (h).

                                   BALCOR EQUITY PENSION INVESTORS-II
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)



                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                         Col. E                  Col. F     Col. G    Col. H     Col. I
- ------------------        -------------------------------    --------   -------  --------  -------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                              -------------------------------                               ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-     Statement
    Description             Land    provements     (c)(d)     tion (d)   struction  uired   is Computed
- -------------------      --------- ------------ ----------  ----------  ----------  -----  -------------
Ammendale Technology
  Park-Phase I, 167,000
  sq. ft. offc./wrhs.
  cmplx., Prince George's
  County, MD (f)(g)     $5,078,246  $3,730,847   $8,809,093    $522,126     1986    1991        (e)
Bingham Farms Office
  Plaza-Phase V, 193,000
  sq. ft. bldg., Bingham
  Farms, MI (f)            746,097  15,220,962   15,967,059   6,005,057     1984    1985        (e)
Denver Centerpoint,
  163,000 sq. ft. offc.
  cmplx., Denver, CO (f) 1,666,414  11,844,421   13,510,835   5,959,894     1983    1985        (e)
Ross Plaza, 170,000 sq.
  ft. shpg. cntr.,
  Federal Way, WA        2,522,217  11,826,898   14,349,115   5,734,443     (h)     1985        (e)
Spalding Bridge Apts.,
  190-units, Atlanta, GA   951,899   9,122,385   10,074,284   3,626,159     1984    1985        (e)
Westech 360, 178,000 sq.
  ft. offc. cmplx.,
  Austin, TX (g)         1,970,644   8,621,173   10,591,817   2,674,953     1986    1988        (e)
100 Ashford Center North,

  149,000 sq. ft. offc.
  bldg., Atlanta, GA
  (g)                    1,681,675  13,678,163   15,359,838   4,228,229     1987    1987        (e)
1275 K Street, 231,000
  sq. ft. offc. bldg.,
  Washington, D.C.      12,191,583  34,781,563   46,973,146  13,653,211     1985    1986        (e)
                       ----------------------- ------------ -----------
                       $26,808,775$108,826,412 $135,635,187 $42,404,072
                       ======================= ============ ===========


See notes (a) through (h).

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

(c) The aggregate cost of land for Federal income tax purposes is $34,754,639 and the aggregate cost of buildings and improvements for Federal income tax purposes is $153,569,072. The total of these is $188,323,711.

(d)                         Reconciliation of Real Estate
                            -----------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year  $135,058,823 $134,364,499 $142,809,577

    Additions during the year:
      Improvements                     576,364      694,324    1,364,922
    Deductions during the year:
      Provision for investment
        property writedowns                                   (9,810,000)
                                  ------------ ------------ ------------
    Balance at end of year        $135,635,187 $135,058,823 $134,364,499
                                  ============ ============ ============

                       Reconciliation of Accumulated Depreciation
                       -------------------------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $39,168,092  $35,953,859  $32,705,434

    Depreciation expense
      for the year                   3,235,980    3,214,233    3,248,425
                                   -----------  -----------  -----------
    Balance at end of year         $42,404,072  $39,168,092  $35,953,859
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