Form 10-Q
period 1996-03-31
BALCOR EQUITY PENSION INVESTORS II
filed 1996-05-15
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

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


Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $  23,415,402    $  24,596,293
Accounts and accrued interest receivable         481,650          538,041
Prepaid expenses                                 304,059          213,241
Deferred expenses, net of accumulated
  amortization of $1,050,900 in 1996 and
  $989,273 in 1995                               740,721          740,093
Investment in joint venture with an affiliate  1,414,978        1,336,859
                                             ------------     ------------
                                              26,356,810       27,424,527
                                             ------------     ------------

Investment in real estate:
  Land                                        26,808,775       26,808,775
  Buildings and improvements                 108,826,412      108,826,412
                                             ------------     ------------
                                             135,635,187      135,635,187
  Less accumulated depreciation               43,220,592       42,404,072
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    92,414,595       93,231,115
                                             ------------     ------------
                                           $ 118,771,405    $ 120,655,642
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     288,138    $     282,014
Due to affiliates                                 53,123           33,578
Accrued real estate taxes                        320,372          448,030
Security deposits                                478,769          467,600
                                             ------------     ------------
    Total liabilities                          1,140,402        1,231,222

Affiliates' participation in joint ventures   16,955,544       16,983,307

Limited Partners' capital (939,587 Interests
  issued and outstanding)                    100,772,076      102,429,946
General Partner's (deficit) capital              (96,617)          11,167
                                             ------------     ------------
    Total partners' capital                  100,675,459      102,441,113
                                             ------------     ------------
                                           $ 118,771,405    $ 120,655,642
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Income:
  Rental income                            $   4,800,099    $   4,357,498
  Service income                                 439,169          464,145
  Interest on short-term investments             314,016          267,584
  Interest on loan receivable - first mortgage,
    net of amortization of $6,552 in 1995                         152,965
  Participation in income of joint venture
    with an affiliate                             32,567           32,588
                                             ------------     ------------
    Total income                               5,585,851        5,274,780
                                             ------------     ------------

Expenses:
  Depreciation                                   816,520          808,024
  Amortization of deferred expenses               61,627           55,314
  Property operating                           1,737,955        1,423,065
  Real estate taxes                              517,674          537,322
  Property management fees                       182,902          167,623
  Administrative                                 149,343          219,456
                                             ------------     ------------
    Total expenses                             3,466,021        3,210,804
                                             ------------     ------------
Income before affiliates' participation in
  joint ventures                               2,119,830        2,063,976
Affiliates' participation in income from
  joint ventures                                (380,850)        (303,645)
                                             ------------     ------------
Net income                                 $   1,738,980    $   1,760,331
                                             ============     ============
Net income allocated to General Partner    $     242,680    $     240,419
                                             ============     ============
Net income allocated to Limited Partners   $   1,496,300    $   1,519,912
                                             ============     ============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)         $        1.59    $        1.62
                                             ============     ============
Distribution to General Partner            $     350,464    $     175,232
                                             ============     ============
Distribution to Limited Partners           $   3,154,170    $   1,577,085
                                             ============     ============
Distribution per Limited Partnership Interest:
  Taxable                                  $        2.60    $        1.30
                                             ============     ============
  Tax-exempt                               $        3.46    $        1.73
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Operating activities:
  Net income                               $   1,738,980    $   1,760,331
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        from joint ventures                      380,850          303,645
      Participation in income of joint
        venture with an affiliate                (32,567)         (32,588)
      Depreciation of properties                 816,520          808,024
      Amortization of deferred expenses           61,627           55,314
      Amortization of loan application and
        processing fees                                             6,552
      Payment of leasing commissions             (62,255)
      Net change in:
        Accounts and accrued interest
          receivable                              56,391         (119,794)
        Prepaid expenses                         (90,818)        (220,517)
        Accounts payable                           6,124          (36,055)
        Due to affiliates                         19,545           50,930
        Accrued real estate taxes               (127,658)        (109,075)
        Security deposits                         11,169           (6,629)
                                             ------------     ------------
  Net cash provided by operating activities    2,777,908        2,460,138
                                             ------------     ------------

Investing activity:
  Capital contribution to joint venture with
    an affiliate                                 (45,552)
                                             ------------
  Cash used in investing activity                (45,552)
                                             ------------
Financing activities:
  Distribution to Limited Partners            (3,154,170)      (1,577,085)
  Distribution to General Partner               (350,464)        (175,232)
  Distribution to joint venture
    partners - affiliates                       (408,613)
                                             ------------     ------------
  Cash used in financing activities           (3,913,247)      (1,752,317)
                                             ------------     ------------
Net change in cash and cash equivalents       (1,180,891)         707,821
Cash and cash equivalents at
  beginning of period                         24,596,293       17,106,496
                                             ------------     ------------
Cash and cash equivalents at end of period $  23,415,402    $  17,814,317
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                          Paid         Payable
                                        ------------   ---------
   Reimbursement of expenses to
     the General Partner, at cost       $22,611        $53,123

3. Subsequent Event:

In April 1996, the Partnership made a distribution of $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the first quarter of 1996.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. Subsequently, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on four additional loans. As of March 31, 1996, the Partnership operates eight properties and holds a minority joint venture interest in an additional property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Improved operations at certain of the Partnership's properties was offset by a decrease in interest income on loan receivable due to the Colonial Coach and Castlewood West loan prepayment in September 1995. As a result, the Partnership's net income remained relatively unchanged during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Primarily as a result of higher average occupancy at the 1275 K Street office building, higher rental rates at the Denver Centerpoint and Westech 360 office buildings, and higher percentage rents at the Ross Plaza shopping center, rental income increased during 1996 as compared to 1995. These increases were partially offset by lower occupancy at the Ammendale Technology Park - Phase I.

Higher average cash balances resulting from the Colonial Coach and Castlewood West loan prepayment in September 1995 caused an increase in interest income on short-term investments during 1996 when compared to 1995.

Interest income on loan receivable was recognized prior to the Colonial Coach and Castlewood West loan prepayment in September 1995.

Primarily as a result of higher leasing costs due to increased leasing activity at the Westech 360 office building, higher repairs and maintenance at the

Denver Centerpoint office building and higher snow removal costs at the Ammendale Technology Park-Phase I, property operating expenses increased during 1996 as compared to 1995. These increases were partially offset by lower leasing costs at the 1275 K Street office building.

Primarily as a result of lower accounting fees, administrative expenses decreased for 1996 as compared to 1995. In addition, the Partnership no longer incurs mortgage servicing fees, which were included in administrative expenses in 1995, due to the prepayment of the Colonial Coach and Castlewood West loan receivable, as described above.

The 1275 K Street and Westech 360 office buildings are owned through joint ventures with affiliates. As a result of increased rental income and lower leasing costs at the 1275 K Street office building, as described above, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995.

Liquidity and Capital Resources
- ------------------------------

The cash position of the Partnership decreased by approximately $1,181,000 as of March 31, 1996 as compared to December 31, 1995. Cash flow of approximately $2,778,000 provided by the Partnership's operating activities includes cash flow from the operations of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activity consisted of a contribution made to the joint venture with an affiliate of approximately $46,000. Financing activities consisted of distributions to the Partners of approximately $3,505,000 and to the affiliated joint venture partners of approximately $409,000.

During each of the quarters ended March 31, 1996 and 1995, all of the Partnership's properties, including the Pacific Center Office Buildings, in which the Partnership holds a minority joint venture interest, generated positive cash flow. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures.

As of March 31, 1996, occupancy rates at the Partnership's commercial properties ranged from 94% to 100%, except for Bingham Farms - Phase V Office Plaza where the occupancy rate was 84%. The occupancy rate of Spalding Bridge Apartments was 96%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In April 1996, the Partnership paid $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) to Limited Partners representing the quarterly distribution for the first quarter of 1996. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, during April 1996, the Partnership paid $262,848 to the General Partner, representing its quarterly distribution for the first quarter of 1996 and made a contribution of $87,616 to the Repurchase Fund. To date, including the April 1996 distribution, Limited Partners have received distributions aggregating approximately $109 per $250 Taxable Interest, of which $83 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $136 per $250 Tax-exempt Interest, of which $110 represents Net Cash

Receipts and $26 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations, as to which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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



Date:  May 15, 1996
      -------------------------------