Form 10-Q
period 1996-06-30
BALCOR EQUITY PENSION INVESTORS II
filed 1996-08-13
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                    OR

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

                                BALANCE SHEETS
                     June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                 1996             1995
                                             ------------     ------------
Cash and cash equivalents                  $  21,642,174    $  24,596,293
Accounts and accrued interest receivable         546,308          538,041
Prepaid expenses                                 312,035          213,241
Deferred expenses, net of accumulated
  amortization of $1,114,848 in 1996 and
  $989,273 in 1995                               828,442          740,093
Investment in joint venture with an affiliate  1,427,452        1,336,859
                                             ------------     ------------
                                              24,756,411       27,424,527
                                             ------------     ------------

Investment in real estate:
  Land                                        26,808,775       26,808,775
  Buildings and improvements                 109,016,842      108,826,412
                                             ------------     ------------
                                             135,825,617      135,635,187
  Less accumulated depreciation               44,037,112       42,404,072
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    91,788,505       93,231,115
                                             ------------     ------------
                                           $ 116,544,916    $ 120,655,642
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     145,667    $     282,014
Due to affiliates                                 56,940           33,578
Accrued real estate taxes                        370,409          448,030
Security deposits                                508,090          467,600
                                             ------------     ------------
    Total liabilities                          1,081,106        1,231,222

Affiliates' participation in joint ventures   16,901,009       16,983,307

Limited Partners' capital (939,587 Interests
  issued and outstanding)                     98,802,994      102,429,946
General Partner's (deficit) capital             (240,193)          11,167
                                             ------------     ------------
    Total partners' capital                   98,562,801      102,441,113
                                             ------------     ------------
                                           $ 116,544,916    $ 120,655,642
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Income:
  Rental income                            $   9,610,647    $   8,865,105
  Service income                               1,082,326        1,031,403
  Interest on short-term investments             583,146          534,317
  Interest on loan receivable - first mortgage,
    net of amortization of $13,105 in 1995                        305,930
  Participation in income of joint venture
    with an affiliate                             60,109           54,201
                                             ------------     ------------
    Total income                              11,336,228       10,790,956
                                             ------------     ------------
Expenses:
  Depreciation                                 1,633,040        1,616,418
  Amortization of deferred expenses              125,575          115,125
  Property operating                           3,829,101        3,177,815
  Real estate taxes                            1,029,659        1,073,519
  Property management fees                       362,881          346,929
  Administrative                                 530,476          500,836
                                             ------------     ------------
    Total expenses                             7,510,732        6,830,642
                                             ------------     ------------
Income before affiliates' participation in
  joint ventures                               3,825,496        3,960,314
Affiliates' participation in income from
  joint ventures                                (694,540)        (679,326)
                                             ------------     ------------
Net income                                 $   3,130,956    $   3,280,988
                                             ============     ============
Net income allocated to General Partner    $     449,568    $     463,507
                                             ============     ============
Net income allocated to Limited Partners   $   2,681,388    $   2,817,481
                                             ============     ============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)         $        2.85    $        3.00
                                             ============     ============
Distributions to General Partner           $     700,928    $     350,464
                                             ============     ============
Distributions to Limited Partners          $   6,308,340    $   3,154,170
                                             ============     ============
Distributions per Limited Partnership Interest:
  Taxable                                  $        5.20    $        2.60
                                             ============     ============
  Tax-exempt                               $        6.92    $        3.46
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                 1996             1995
                                             ------------     ------------
Income:
  Rental income                            $   4,810,548    $   4,507,607
  Service income                                 643,157          567,258
  Interest on short-term investments             269,130          266,733
  Interest on loan receivable - first mortgage,
    net of amortization of $6,553 in 1995                         152,965
  Participation in income of joint venture
    with an affiliate                             27,542           21,613
                                             ------------     ------------
    Total income                               5,750,377        5,516,176
                                             ------------     ------------

Expenses:
  Depreciation                                   816,520          808,394
  Amortization of deferred expenses               63,948           59,811
  Property operating                           2,091,146        1,754,750
  Real estate taxes                              511,985          536,197
  Property management fees                       179,979          179,306
  Administrative                                 381,133          281,380
                                             ------------     ------------
    Total expenses                             4,044,711        3,619,838
                                             ------------     ------------
Income before affiliates' participation in
  joint ventures                               1,705,666        1,896,338
Affiliates' participation in income from
  joint ventures                                (313,690)        (375,681)
                                             ------------     ------------
Net income                                 $   1,391,976    $   1,520,657
                                             ============     ============
Net income allocated to General Partner    $     206,888    $     223,088
                                             ============     ============
Net income allocated to Limited Partners   $   1,185,088    $   1,297,569
                                             ============     ============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)         $        1.26    $        1.38
                                             ============     ============
Distribution to General Partner            $     350,464    $     175,232
                                             ============     ============
Distribution to Limited Partners           $   3,154,170    $   1,577,085
                                             ============     ============
Distribution per Limited Partnership Interest:
  Taxable                                  $        2.60    $        1.30
                                             ============     ============
  Tax-exempt                               $        3.46    $        1.73
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996             1995
                                             ------------     ------------
Operating activities:
  Net income                               $   3,130,956    $   3,280,988
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Affiliates' participation in income
        from joint ventures                      694,540          679,326
      Participation in income of joint
        venture with an affiliate                (60,109)         (54,201)
      Depreciation of properties               1,633,040        1,616,418
      Amortization of deferred expenses          125,575          115,125
      Amortization of loan application and
        processing fees                                            13,105
      Payment of leasing commissions            (213,924)        (165,274)
      Net change in:
        Accounts and accrued interest
          receivable                              (8,267)         (57,620)
        Prepaid expenses                         (98,794)        (218,177)
        Accounts payable                        (136,347)        (183,188)
        Due to affiliates                         23,362         (108,642)
        Accrued real estate taxes                (77,621)         (50,732)
        Security deposits                         40,490           27,611
                                             ------------     ------------
  Net cash provided by operating activities    5,052,901        4,894,739
                                             ------------     ------------

Investing activities:
  Capital contribution to joint venture with
    an affiliate                                 (45,552)
  Distributions from joint venture with
    an affiliate                                  15,068           77,843
  Improvements and additions to properties      (190,430)        (195,643)
                                             ------------     ------------
  Net cash used in investing activities         (220,914)        (117,800)
                                             ------------     ------------

Financing activities:
  Distributions to Limited Partners           (6,308,340)      (3,154,170)
  Distributions to General Partner              (700,928)        (350,464)
  Distributions to joint venture
    partners - affiliates                       (776,838)        (741,264)
                                             ------------     ------------
  Cash used in financing activities           (7,786,106)      (4,245,898)
                                             ------------     ------------

Net change in cash and cash equivalents       (2,954,119)         531,041
Cash and cash equivalents at
  beginning of period                         24,596,293       17,106,496
                                            ------------     ------------
Cash and cash equivalents at end of period $  21,642,174    $  17,637,537
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost       $76,223    $53,612      $56,940

3. Subsequent Event:

In July 1996, the Partnership made a distribution of $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter of 1996.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. Subsequently, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on four additional loans. As of June 30, 1996, the Partnership operates eight properties and holds a minority joint venture interest in one additional property.

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

Operations
- ----------

Summary of Operations
- ---------------------

Higher rental income at certain of the Partnership's properties was mostly offset by an increase in property operating expenses. In addition, interest income on loan receivable ceased due to the Colonial Coach and Castlewood West loan prepayment in September 1995. As a result, the Partnership's net income decreased slightly during the six months and quarter ended June 30, 1996, as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the six months and quarters ended June 30, 1996 and 1995, unless otherwise mentioned.

Primarily as a result of higher average occupancy at the 1275 K Street and Bingham Farms - Phase V office buildings, higher rental rates at the Bingham Farms - Phase V, Denver Centerpoint and Westech 360 office buildings, and higher percentage rents at the Ross Plaza shopping center, rental income increased during 1996 as compared to 1995.

Primarily as a result of higher reimbursements received from tenants for operating expenses at the 1275 K Street office building and Ross Plaza shopping center, service income increased during 1996 when compared to 1995. These increases were partially offset by lower reimbursements at the Denver Centerpoint office building.

Interest income on loan receivable was recognized prior to the Colonial Coach and Castlewood West loan prepayment in September 1995.

Primarily as a result of higher leasing costs due to increased leasing activity at the 1275 K Street, Ammendale Technology Park - Phase I, Denver Centerpoint and Westech 360 office buildings and higher repairs and maintenance at the 1275 K Street, Ammendale Technology Park - Phase I, and Denver Centerpoint office buildings, property operating expenses increased during 1996 as compared to 1995. These increases were partially offset by lower leasing costs at the Ross Plaza shopping center.

The Partnership incurred consulting, printing and postage costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995. This increase was partially offset by lower accounting and legal fees.

The 1275 K Street and Westech 360 office buildings are owned through joint ventures with affiliates. As a result of increased leasing costs at the 1275 K Street office building, affiliates' participation in income from joint ventures decreased during the quarter ended June 30, 1996, as compared to the same period in 1995.

Liquidity and Capital Resources
- ------------------------------

The cash position of the Partnership decreased by approximately $2,954,000 as of June 30, 1996 as compared to December 31, 1995. Cash flow of approximately $5,053,000 provided by the Partnership's operating activities includes cash flow from the operations of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of a net contribution made to the joint venture with an affiliate of approximately $31,000 and improvements to the properties of approximately $190,000. Financing activities consisted of distributions to the Partners of approximately $7,009,000 and to the affiliated joint venture partners of approximately $777,000.

The Partnership classifies the cash flow performance of the properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the six months ended June 30, 1996, seven of the Partnership's eight properties generated positive cash flow as compared to all eight properties during the same period in 1995. The Ammendale Technology Park - Phase I generated a marginal cash flow deficit during the six months ended June 30, 1996, as compared to positive cash flow during the same period in 1995 due to significantly higher leasing costs in 1996. The Pacific Center Office Buildings, in which the Partnership holds a minority joint venture interest, generated positive cash flow during the six months ended June 30, 1996 and 1995.

As of June 30, 1996, occupancy rates at the Partnership's commercial properties ranged from 98% to 100%, except for Bingham Farms - Phase V Office Plaza where the occupancy rate was 83%. The occupancy rate of Spalding Bridge Apartments was 97%. Many rental markets continue to remain extremely competitive;
therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In July 1996, the Partnership paid $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) to Limited Partners representing the quarterly distribution for the second quarter of 1996. The level of this distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, during July 1996, the Partnership paid $262,847 to the General Partner, representing its quarterly distribution for the second quarter of 1996 and made a contribution of $87,616 to the Repurchase Fund. To date, including the July 1996 distribution, Limited Partners have received distributions aggregating approximately $112 per $250 Taxable Interest, of which $86 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $140 per $250 Tax-exempt Interest, of which $114 represents Net Cash Receipts and $26 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and property sales, as to which there can be no assurances.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, the Partnership is marketing the Spalding Bridge apartment complex. Additionally, the General
Partner is exploring the sale of its commercial properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the properties of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

During the six months ended June 30, 1996, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,398 interests from Limited Partners at a cost of $186,349.

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

Proposed Class and Derivative Action Lawsuits
- ---------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1996.

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



                              By: /s/ Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-II, the
                                  General Partner



Date:  August 12, 1996
      -------------------------------