Form 10-Q
period 1996-09-30
BALCOR EQUITY PENSION INVESTORS II
filed 1996-11-14
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                   1996              1995
                                               -------------     -------------
Cash and cash equivalents                    $   29,466,364    $   24,596,293
Accounts and accrued interest receivable            558,363           538,041
Prepaid expenses                                    559,078           213,241
Deferred expenses, net of accumulated
  amortization of $1,176,850 in 1996 and
  $989,273 in 1995                                  766,440           740,093
Investment in joint venture with an affiliate     1,413,158         1,336,859
                                               -------------     -------------
                                                 32,763,403        27,424,527
                                               -------------     -------------
Investment in real estate
  Land                                           25,856,876        26,808,775
  Buildings and improvements                    100,134,625       108,826,412
                                               -------------     -------------
                                                125,991,501       135,635,187
  Less accumulated depreciation                  41,018,757        42,404,072
                                               -------------     -------------
Investment in real estate, net of
  accumulated depreciation                       84,972,744        93,231,115
                                               -------------     -------------
                                             $  117,736,147    $  120,655,642
                                               =============     =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      284,254    $      282,014
Due to affiliates                                    85,510            33,578
Accrued real estate taxes                           433,067           448,030
Security deposits                                   468,452           467,600
                                               -------------     -------------
    Total liabilities                             1,271,283         1,231,222

Affiliates' participation in joint ventures      16,793,963        16,983,307

Limited Partners' capital (939,587 Interests
  issued and outstanding)                       100,025,848       102,429,946
General Partner's (deficit) capital                (354,947)           11,167
                                               -------------     -------------
   Total partners' capital                       99,670,901       102,441,113
                                               -------------     -------------
                                             $  117,736,147    $  120,655,642
                                               =============     =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996              1995
                                               -------------     -------------
Income:
   Rental income                             $   14,453,352    $   13,417,322
   Service income                                 1,490,164         1,508,946
   Interest on short-term investments               867,598           823,795
   Interest on loan receivable - first mortgage,
     net of amortization of $50,232 in 1995                           392,298
   Participation in income of joint venture
     with an affiliate                               93,398            70,555
                                               -------------------------------
     Total income                                16,904,512        16,212,916
                                               -------------------------------
Expenses:
   Depreciation                                   2,445,941         2,424,626
   Amortization of deferred expenses                187,577           180,926
   Property operating                             5,806,348         5,103,101
   Real estate taxes                              1,545,081         1,534,999
   Property management fees                         534,580           517,056
   Administrative                                   844,161           739,346
   Provision for loan receivable writedown                            768,066
                                               -------------------------------
    Total expenses                               11,363,688        11,268,120
                                               -------------------------------
Income before gain on sale of property and
  affiliates' participation in joint ventures     5,540,824         4,944,796
Gain on sale of property                          3,282,612
Affiliates' participation in income from
  joint ventures                                 (1,079,747)         (949,199)
                                               -------------------------------
Net income                                   $    7,743,689    $    3,995,597
                                               =============     =============
Net income allocated to General Partner      $      685,277    $      672,349
                                               =============     =============
Net income allocated to Limited Partners     $    7,058,412    $    3,323,248
                                               =============     =============
Net income per Limited Partnership Interest
     (939,587 issued and outstanding)        $         7.51    $         3.54
                                               =============     =============
Distributions to General Partner             $    1,051,391    $      525,696
                                               =============     =============
Distributions to Limited Partners            $    9,462,510    $    4,731,255
                                               =============     =============
Distributions per Limited Partnership Interest:

    Taxable                                  $         7.80    $         3.90
                                               =============     =============
    Tax - exempt                             $        10.38    $         5.19
                                               =============     =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995

                                                    1996              1995
                                               -------------     -------------
Income:
   Rental income                             $    4,842,705    $    4,552,017
   Service income                                   407,838           477,498
   Interest on short-term investments               284,452           289,217
   Interest on loan receivable - first mortgage,
     net of amortization of $37,127 in 1995                            86,368
   Participation in income of joint venture
     with an affiliate                               33,289            16,354
                                               -------------------------------
     Total income                                 5,568,284         5,421,454
                                               -------------------------------
Expenses:
   Depreciation                                     812,901           808,208
   Amortization of deferred expenses                 62,002            65,801
   Property operating                             1,977,247         1,924,780
   Real estate taxes                                515,422           461,480
   Property management fees                         171,699           170,127
   Administrative                                   313,685           238,510
   Provision for loan receivable writedown                            768,066
                                               -------------------------------
    Total expenses                                3,852,956         4,436,972
                                               -------------------------------
Income before gain on sale of property and
  affiliates' participation in joint ventures     1,715,328           984,482
Gain on sale of property                          3,282,612
Affiliates' participation in income from
  joint ventures                                   (385,207)         (269,873)
                                               -------------------------------
Net income                                   $    4,612,733    $      714,609
                                               =============     =============
Net income allocated to General Partner      $      235,709    $      208,842
                                               =============     =============
Net income allocated to Limited Partners     $    4,377,024    $      505,767
                                               =============     =============
Net income per Limited Partnership Interest
     (939,587  issued and outstanding)       $         4.66    $         0.54
                                               =============     =============
Distribution to General Partner              $      350,463    $      175,232
                                               =============     =============
Distribution to Limited Partners             $    3,154,170    $    1,577,085
                                               =============     =============
Distribution per Limited Partnership Interest:
    Taxable                                  $         2.60    $         1.30
                                               =============     =============
    Tax - exempt                             $         3.46    $         1.73
                                               =============     =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                   1996              1995
                                               -------------     -------------
Operating activities:
Net Income                                   $    7,743,689    $    3,995,597
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of property                   (3,282,612)
      Affiliates' participation in income from
       joint ventures                             1,079,747           949,199
      Participation in income of joint venture
       with an affiliate                            (93,398)          (70,555)
      Depreciation of properties                  2,445,941         2,424,626
      Amortization of deferred expenses             187,577           180,926
      Amortization of loan application and
        processing fees                                                50,232
      Provision for loan receivable writedown                         768,066
      Payment of leasing commissions               (213,924)         (185,702)
      Net change in:
        Accounts and accrued interest
          receivable                                (20,322)           66,579
        Prepaid expenses                           (345,837)         (494,744)
        Accounts payable                              2,240          (175,934)
        Due to affiliates                            51,932           (89,365)
        Accrued real estate taxes                   (14,963)           66,100
        Security deposits                               852            37,287
                                               -------------     -------------
  Net cash provided by operating activities       7,540,922         7,522,312
                                               -------------     -------------
Investing activities:
    Proceeds from sale of property                9,872,500
    Payment of selling costs                       (346,860)
    Capital contribution to joint venture
      with an affiliate                             (45,552)
    Distributions from joint venture with an
      affiliate                                      62,651            99,615
    Collection of principal payment on loan
      receivable                                                    6,772,920
    Improvements and additions to properties       (430,598)         (191,404)
                                               -------------     -------------
   Net cash provided by investing activities      9,112,141         6,681,131
                                               -------------     -------------
Financing activities:
   Distributions to Limited Partners             (9,462,510)       (4,731,255)
   Distributions to General Partner              (1,051,391)         (525,696)
   Distributions to joint venture partners -
     affiliates                                  (1,269,091)       (1,244,986)
                                               -------------     -------------
  Cash used in financing activites              (11,782,992)       (6,501,937)
                                               -------------     -------------
Net change in cash and cash equivalents           4,870,071         7,701,506
Cash and cash equivalents at beginning of
  period                                         24,596,293        17,106,496
                                               -------------     -------------
Cash and cash equivalents at end of period   $   29,466,364    $   24,808,002
                                               =============     =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost    $119,074     $42,851     $85,510


3.  Property Sale:

In September 1996, the Partnership sold the Spalding Bridge Apartments in an all cash sale for $9,872,500. From the proceeds of the sale, the Partnership paid $346,860 in selling costs. The basis of the property was $6,243,028 which is net of accumulated depreciation of $3,831,256. For financial statement purposes, the Partnership recognized a gain of $3,282,612 from the sale of the property.

4. Subsequent Event:

In October 1996, the Partnership made a distribution of $9,919,256 ($2.60 per Taxable Interest and $11.64 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. Of this amount, $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) represents the regular quarterly distribution of Net Cash Receipts for the third quarter of 1996. In addition, $6,765,086 ($8.18 per Tax-exempt Interest) of the distribution represents a special distribution of Net Cash Proceeds from the Colonial Coach and Castlewood West loan prepayment in 1995.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. Subsequently, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on four additional loans. The Partnership sold one property in September 1996. As of September 30, 1996, the Partnership operates seven properties and holds a minority joint venture interest in one additional property.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a gain related to the sale of Spalding Bridge Apartments in September 1996, which was the primary reason for the increase in net income during the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Discussions of fluctuations between 1996 and 1995 refer to the nine months and quarters ended September 30, 1996 and 1995, unless otherwise mentioned.

Primarily as a result of higher average occupancy and rental rates at the 1275 K Street office building, higher rental rates at the Westech 360 office building, and higher percentage rents at the Ross Plaza shopping center, rental income increased during 1996 as compared to 1995.

As a result of lower reimbursements for property operating expenses from the tenants at the Partnership's commercial properties, service income decreased during the quarter ended September 30, 1996 as compared to the same period in 1995.

In September 1995, the Partnership accepted a discounted prepayment on the Colonial Coach and Castlewood West loan receivable. The Partnership recognized interest income on this loan receivable prior to prepayment during 1995 and also recognized a provision of $768,066 for loan receivable write-down in the quarter ended September 30, 1995.

Primarily as a result of higher rental income due to increased occupancy at the Pacific Center office building, in which the Partnership holds a joint venture interest, participation in income of joint venture with an affiliate increased during 1996 as compared to 1995.

Primarily as a result of higher leasing costs due to increased leasing activity at the 1275 K Street, Ammendale Technology Park - Phase I, Denver Centerpoint and Westech 360 office buildings and higher repairs and maintenance at the 1275 K Street, Ammendale Technology Park - Phase I, and Denver Centerpoint office buildings, property operating expenses increased during 1996 as compared to 1995.

As a result of higher 1996 real estate taxes at Spalding Bridge Apartments due to a higher assessed value, real estate tax expense increased during the quarter ended September 30, 1996 as compared to the same period in 1995.

The Partnership incurred higher consulting, printing, legal and postage costs in connection with its response to a tender offer and related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995. This increase was partially offset by lower accounting fees.

The Partnership sold Spalding Bridge Apartments in September 1996 and recognized a gain on the sale of $3,282,612. See Note 3 of Notes to Financial Statements for additional information.

The 1275 K Street and Westech 360 office buildings are owned through joint ventures with affiliates. Primarily as a result of higher rental income due to higher average occupancy and rental rates at the 1275 K Street office building and higher rental income due to higher rental rates at the Westech 360 office building, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995. The increases in income at these properties were partially offset by higher leasing costs at both of these properties.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $4,870,000 as of September 30, 1996 as compared to December 31, 1995. Cash flow of approximately $7,541,000 provided by the Partnership's operating activities includes cash flow from the operations of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sale the Spalding Bridge Apartments of approximately $9,526,000, a net distribution received from the joint venture with an affiliate of approximately $17,000 and improvements to certain of the Partnership's properties of approximately $431,000. Financing activities consisted of distributions to the Partners of approximately $10,514,000 and to the affiliated joint venture partners of approximately $1,269,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the nine months ended September 30, 1996 and 1995, all of the remaining properties, including the Pacific Center Office Buildings in which the Partnership holds a minority joint venture interest, generated positive cash flow. Spalding Bridge Apartments, which was sold in September 1996, generated positive cash flow during 1995 and prior to its sale in 1996.

As of September 30, 1996, occupancy rates at the Partnership's commercial properties ranged from 91% to 100%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In October 1996, the Partnership paid $9,919,256 ($2.60 per Taxable Interest and $11.64 per Tax-exempt Interest) to Limited Partners. Of this amount, $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) represents the regular quarterly distribution of Net Cash Receipts for the third quarter of 1996. The level of the regular quarterly distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, $6,765,086 ($8.18 per Tax-exempt Interest) of the distribution represents a special distribution of Net Cash Proceeds to Tax-exempt Limited Partners pursuant to the Partnership Agreement from the Colonial Coach and Castlewood West loan prepayment in 1995. During October 1996, the Partnership paid $262,847 to the General Partner, representing its quarterly distribution for the third quarter of 1996 and made a contribution of $87,616 to the Repurchase Fund. To date, including the October 1996 distribution, Limited Partners have received distributions aggregating approximately $114 per $250 Taxable Interest, of which $88 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $152 per $250 Tax-exempt Interest, of which $118 represents Net Cash Receipts and $34 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and property sales, as to which there can be no assurances.

The General Partner believes that the market for multifamily housing and office properties has become increasingly favorable to sellers of these properties. During September 1996, the Partnership sold the Spalding Bridge Apartments, and in October 1996, the joint venture consisting of the Partnership and an affiliate contracted to sell the Pacific Center office buildings for a sale price of $16,750,000. The Partnership is actively marketing five of the remaining properties in its portfolio. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In September 1996, the Partnership sold the Spalding Bridge Apartments in an all cash sale for $9,872,500. From the proceeds of the sale, the Partnership paid $346,859 in selling costs. In accordance with the Partnership Agreement, the Partnership expects to distribute the proceeds to the Tax-exempt Limited Partners in January 1997. See Note 3 of Notes to Financial Statements for additional information.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

During the nine months ended September 30, 1996, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 1,647 interests from Limited Partners at a cost of $205,302.

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.


Item 5.  Other Information
--------------------------

Spalding Bridge Apartments
--------------------------

In 1985, the Partnership acquired the Spalding Bridge Apartments, Atlanta, Georgia, utilizing approximately $10,074,000 of offering proceeds. On August 26, 1996, the Partnership contracted to sell the property for a sale price of $9,872,500 to RREEF America L.L.C., a Delaware limited liability company, an unaffiliated party. The purchaser subsequently assigned its rights under the contract to an affiliate, TMT Spalding Bridge Inc., and the sale closed on September 25, 1996. From the proceeds of the sale, the Partnership paid $100,047 in closing costs, $148,088 to an unaffiliated party as a brokerage commission and $98,725 to an affiliate of the third party providing property management services for the property as a fee for services in connection with the sale of the property. The Partnership received the remaining proceeds of $9,525,640. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

An affiliate of the Partnership has recently sold one other property to an affiliate of the purchaser.

Pacific Center Office Buildings
-------------------------------

In 1984, the Pacific Center Office Buildings, Dallas, Texas, were acquired by a joint venture (the "Joint Venture") in which the Partnership and an affiliate held joint venture interests of 22.91% and 77.09%, respectively. The Partnership contributed approximately $8,593,000 and the affiliate contributed approximately $28,907,000 from their respective offering proceeds towards the purchase of the property.

On October 10, 1996, the Joint Venture contracted to sell the property for a sale price of $16,750,000 to an unaffiliated party, Transwestern Investment Company, L.L.C. The purchaser has deposited $160,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash at closing, scheduled to occur December 16, 1996. From the proceeds of the sale, the Joint Venture will pay $335,000 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Joint Venture will receive the remaining proceeds of approximately $16,415,000, of which the Partnership_s share will be approximately $3,761,000, less the Partnership's share of closing costs.

An affiliate of the Partnership has simultaneously contracted to sell another property to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a) Exhibits:

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 25, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13348) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(99) Additional Exhibits:

(i) Agreement of Sale relating to the sale of Spalding Bridge Apartments, Atlanta, Georgia, is attached hereto.

(ii)(a) Agreement of Sale relating to the sale of the Pacific Center office buildings, Dallas, Texas, is attached hereto.

(ii)(b) First Amendment to Agreement of Sale relating to the sale of the Pacific Center office buildings, Dallas, Texas, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1996.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Equity Partners-II, the General
                                  Partner



Date: November 14, 1996
      -------------------------------