Form 10-K
period 1996-12-31
BALCOR EQUITY PENSION INVESTORS II
filed 1997-03-28
CIK 748501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from            to
                              ------------  ------------

Commission file number 0-13348
                       -------

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
        -------------------------------------------------------------
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

Item 1. Business
----------------

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

The Registrant originally funded seven loans and acquired five real property investments plus a minority joint venture interest in an additional real property investment. Four loans were prepaid and the Registrant foreclosed on three loans prior to 1996. The Registrant sold four properties and the property in which it held a minority joint venture interest during 1996. As of December 31, 1996, the Registrant owned the four properties described under "Item 2. Properties". Two of these properties were sold in February 1997. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions, but will be distributed to Limited Partners to the extent not required to meet the Registrant's cash requirements.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

Currently, office properties are attracting the most interest from real estate investors. While new apartment construction has been underway since 1995, the office sector has just entered its development phase in most markets and new construction is generally only proceeding with strong tenant pre-leasing. Occupancy rates are at their highest level in years, reaching the 90s in a vast number of markets. As a result, rents have finally begun to increase at rates well in excess of inflation in many markets around the country. As a result of these fundamentals, office properties have increasingly become in strong demand by investors. Values increased significantly during 1996 and are expected to do so again in 1997. Suburban properties are attracting attention as well. Still, office properties remain a highly volatile sector where one new build-to-suit office building for a major tenant could throw a market into relapse. In addition, office space is highly vulnerable to corporate restructuring and the growing "telecommuting" trend. The Registrant believes the combination of strong price increases and future volatility make this an excellent time to sell office assets.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

During September 1996, the Registrant sold the Spalding Bridge apartment complex in an all cash sale for $9,872,500. During December 1996, the 1275 K Street, Denver Centerpoint, and Westech 360 office buildings were sold in all cash sales for $28,300,000, $15,000,000, and $18,330,000, respectively. The
Registrant owned majority joint venture interests in the 1275 K Street and Westech 360 office buildings. In addition, during December 1996, the Pacific Center office building, in which the Registrant held a minority joint venture interest, was sold in an all cash sale for $15,950,000. During February 1997, the Registrant sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings in all cash sales for $7,732,000 and $17,746,000, respectively. See "Item 7. Liquidity and Capital Resources" for additional information. See "Other Information" for additional information regarding the 1997 property sales. The Registrant has entered into a contract to sell the Ross Plaza Shopping Center for a sale price of $10,000,000. See "Other Information" for additional information regarding the contract. The Registrant is actively marketing for sale its remaining property, the Bingham Farms Office Plaza - Phase V.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant, including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

The Registrant received notice of an unsolicited offer for the purchase of Tax-Exempt Limited Partnership Interests ("tender offer") on March 6, 1997. The tender offer was made by Madison Partnership Liquidity Investors XX, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the Interests. Madison Partnership Liquidity Investors XX, LLC is seeking to acquire up to 4.9% of the total Interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact this tender offer or any future tender offers will have on the operations or management of the Registrant.

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

Other Information
-----------------

100 Ashford Center North Office Building

As previously reported, on January 20, 1997, the Registrant contracted to sell the 100 Ashford Center North Office Building, Atlanta, Georgia, to an unaffiliated party, Acquiport Ashford Center North, Inc., a Delaware corporation, for a sale price of $17,746,000. The closing was extended and the sale closed on February 20, 1997. From the proceeds of the sale, the Registrant paid $354,920 as a brokerage commission to an affiliate of the third party providing property management services for the property and $37,746 in closing costs. The Registrant received the remaining proceeds of approximately $17,353,000. The Registrant has retained $1,100,000 of such proceeds which will not be available for use or distribution by the Registrant until November 1997.

Ammendale Technology Park - Phase I

As previously reported, on November 29, 1996, the Registrant contracted to sell Ammendale Technology Park - Phase I, Prince George's County, Maryland (the "Property"), to an unaffiliated party, Writ Limited Partnership. The closing of the sale was extended from February 19, 1997 and the sale closed on February 28, 1997. The sale price was $7,732,000. From the proceeds of the sale, the Registrant paid $149,393 in closing costs and a total of $270,620 as a brokerage commission to two unaffiliated parties, one of which is an affiliate of the third party providing property management services for the Property.

An affiliate of the Registrant which owned Ammendale Technology Park - Phase II ("Phase II"), located adjacent to the Property, simultaneously sold Phase II to the purchaser. From the proceeds of the sale of the Property, $229,096 has been placed in escrow. Additionally, $170,904 has been deposited into the escrow from the proceeds of the sale of Phase II. These funds will not be disbursed to the Registrant and/or the affiliate until the later of the settlement of any claims presented by the purchaser or November 1997.

The Registrant will receive total net proceeds from the sale of the Property of approximately $7,312,000, including the escrow funds.

Ross Plaza Shopping Center

In 1985, the Registrant acquired the Ross Plaza shopping center (formerly known as Century Square Shopping Center), Federal Way, Washington, utilizing approximately $12,218,000 of offering proceeds.

On March 18, 1997, the Registrant contracted to sell the property for a sale price of $10,000,000 to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation. The purchaser has deposited $100,000 into an escrow account as earnest money and is obligated to deposit an additional $80,000 upon completion of the purchase's due diligence review. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on April 30, 1997. From the proceeds of the sale, the Registrant will pay $250,000 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Registrant will receive the remaining proceeds of approximately $9,750,000, less closing costs. Of such proceeds, $500,000 will be retained by the Registrant and will not be available for use or distribution by the Registrant until November 30, 1997. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

Affiliates of the Registrant have simultaneously contracted to sell four other properties to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Item 2. Properties
------------------
As of December 31, 1996, the Registrant directly owns the four properties described below, all of which are owned in fee simple.

Location                     Description of Property
--------                     -----------------------

Prince George's County,      Ammendale Technology Park - Phase I: a
  Maryland *                 one-story office building containing
                             approximately 47,000 square feet and two one-story office/warehouse buildings each containing approximately 60,000 square feet.

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

Atlanta, Georgia *           100 Ashford Center North Office Building: a
                             five-story office building containing
                             approximately 149,000 square feet.

* These properties were sold in February 1997. See Note 16 of Notes to Financial Statements for additional information.

The average occupancy rates and the effective average rent per square foot for each of the last five years for the four commercial properties owned by the Registrant at December 31, 1996, are described below:

                          1996    1995    1994    1993    1992
                          ----    ----    ----    ----    ----
Ammendale Technology Park
 Occupancy rate           100%     85%    100%     99%     78%
 Effective rent          $5.10   $4.07   $5.50   $4.94   $3.23

Bingham Farms
 Occupancy rate            94%     83%     71%     95%     96%
 Effective rent         $13.33  $10.89   $9.20  $15.01  $12.01

Ross Plaza
 Occupancy rate            90%     94%     98%     99%    100%
 Effective rent          $7.55   $7.26   $8.66   $7.58   $7.47

100 Ashford Center
 Occupancy rate           100%    100%     98%     93%     94%
 Effective rent         $16.41  $15.19  $16.41  $20.32  $15.84


Information regarding tenants occupying 10% or more of the leasable square feet of each commercial property is provided below.

                                             Scheduled
                                               Lease     Lease
                           Square  Base Rent Expiration  Renewal
Property    Tenant         Feet    Per Annum    Date     Option
--------    ------         ------  ---------  -------    -------
Ammendale   Landis & Gyr   20,031  $175,991   11/1998     Yes
Technology  Powers, Inc.
Park        (HVAC
            Systems)
            Expert Office  38,600  $147,855   5/2001      No
            Systems
            (Office
            Products)


Bingham     Prime Care     22,705  $343,788   6/2001      Yes
Farms       (Health Care)
Office      Ticketmaster   16,894  $306,966   3/2000      Yes
Plaza       (Ticket
            Broker)


Ross Plaza  Safeway        37,277   $77,655   2/1999      Yes
Shopping    (Grocery
Center      Store)
            Michaels       20,495  $181,177   7/2001      Yes
            (Arts &
            Crafts Store)
            Ross Dress     26,469  $202,488   1/2001      Yes
            for Less
            (Discount
            Department
            Store)


100 Ashford Hyatt, Imler   20,985  $408,255   7/2001      Yes
Center      & Blount, PC
North       (Law Firm)
Shopping    Storage        26,369  $481,420   11/2000     Yes
Center      Technology
            (Computer
            Storage)

Real estate taxes incurred in 1996 for the above commercial properties totaled $666,913.

The Federal tax basis of the Registrant's properties totaled $73,326,467 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over a useful life of 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

(a) Proposed Class and Derivative Action Lawsuits
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

(b) Proposed class action
-------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

The Registrant is not subject to any other material pending legal proceedings, nor were any such other proceedings terminated during the fourth quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 36,381.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Total income       $23,817,831 $21,585,862 $20,684,580 $21,902,189  $19,297,804
Provision for
  investment
  property
  writedowns           968,000        None       None   9,810,000   12,300,000
Provisions for loan
  receivable
  writedown              None      768,066       None   1,850,000          None
Provision for
  acquisition loan
  writedown              None         None       None      None     8,071,364
Income (loss) before
  net gain on
  sales of
  properties,
  affiliates'
  participation in
  joint ventures and
  equity in loss
  from investment
  in acquisition
  loan               7,402,708   5,707,529  5,808,928  (4,149,426) (16,588,745)
Net income (loss)   19,499,123   4,556,857  4,889,802  (5,456,189) (16,300,985)
Net income (loss)
  per Limited Part-
  nership Interest       19.73        4.00       4.40      (6.64)       (17.89)
Total assets       103,531,343 120,655,642123,673,352 126,764,825   139,125,128
Cash distributions per
  per taxable Limited
  Partnership Interest   10.40        5.20       5.20        5.35          5.80
Cash distributions per
  per tax-exempt Limited
  Partnership Interest(A)22.02        6.92       6.92        7.12          7.72

(A) These amounts include distributions of original capital of $8.18 per tax-exempt Limited Partnership Interest during 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors - II A Real Estate Limited Partnership (the "Partnership") recognized gains on the September 1996 sale of the Spalding Bridge apartment complex and the December 1996 sales of the Denver Centerpoint and Westech 360 office buildings. During 1996, the Partnership also recognized its share of a gain on the sale of the Pacific Center office building, in which the Partnership held a minority joint venture interest. These gains were partially offset by a loss recognized on the December 1996 sale of the 1275 K Street office building and a provision for investment property write-down recognized on the Ammendale Technology Park - Phase I. The combined effect of these events resulted in higher net income during 1996 as compared to 1995.

During 1995, the Partnership generated higher interest income on short-term investments primarily as a result of higher interest rates and higher rental income as a result of improved operations at certain of its properties as compared to 1994. However, the Partnership recognized a provision for loan receivable writedown during 1995 in connection with the prepayment of the
Colonial Coach and Castlewood West loan at a discount.   The combined effect of
these items resulted in a decrease in net income during 1995 when compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Rental income increased by approximately $655,000 during 1996 as compared to 1995 due to lease buy-out income received at the Westech 360 office building, higher occupancy rates at the 100 Ashford Center North office building and the Bingham Farms Office Plaza - Phase V office building and higher percentage rental income at the Ross Plaza Shopping Center. These increases in rental income were partially offset by lower rental income from the Spalding Bridge Apartments of approximately $350,000 due to the sale of the property in September 1996.

In 1995, the Partnership accepted a discounted prepayment on the Colonial Coach and Castlewood West loan receivable. The Partnership recognized interest income on this loan receivable prior to the prepayment. In connection with the discounted prepayment, the Partnership recognized a provision of $768,066 for loan receivable write-down.

The Partnership recognized its share of the gain on the sale of the Pacific Center office building, in which it held a joint venture interest, resulting in an increase in participation in income of joint venture with an affiliate during 1996 as compared to 1995.

Due to the 1996 sales of the Denver Centerpoint, Westech 360 and 1275 K Street office buildings, as discussed above, the Partnership fully amortized the remaining deferred leasing commissions and as a result, amortization of deferred expenses increased during 1996 as compared to 1995.

The Partnership incurred higher consulting, investor processing, printing and postage costs in connection with its response to a tender offer and related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During December 1996, the Partnership recognized a provision for investment property writedown of $968,000 to provide for a change in the estimate of fair value of the Ammendale Technology Park - Phase I.

The Partnership sold the Spalding Bridge Apartments in September 1996 and sold the Denver Centerpoint, Westech 360 and 1275 K Street office buildings in December 1996. The Partnership recognized gains totaling $20,627,020 on three of the property sales and recognized a loss of $5,028,903 on the 1275 K Street Office Building sale during 1996. See Note 12 of Notes to Financial Statements for additional information.

The 1275 K Street and Westech 360 office buildings were owned through joint ventures with affiliates. As a result of the affiliates' share of the gain recognized on the sale of the Westech 360 office building of approximately $4,288,000 during 1996, affiliates' participation in income from joint ventures increased during 1996 as compared to 1995. This increase was partially offset by the affiliates' share of the loss recognized on the sale of the 1275 K Street office building of approximately $1,925,000.

1995 Compared to 1994
---------------------

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

Due to a decrease in expenses related to leasing activity completed in 1994 at the Pacific Center Office Buildings, the Partnership recognized participation in income of joint venture with an affiliate during 1995 as compared to participation in loss during 1994.

A refund of 1992 taxes was received in the first quarter of 1994 from the local taxing authority for the 1275 K Street Office Building due to a decrease in the assessed tax value of the property. This refund resulted in lower real estate tax expense during 1994 as compared to 1995.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership increased by approximately $41,850,000 as of December 31, 1996 as compared to December 31, 1995 primarily due to proceeds received from the sales of four properties and the property in which the Partnership held a minority joint venture interest. Cash flow of approximately $9,284,000 provided by the Partnership's operating activities includes cash flow from the operations of the properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales the Spalding Bridge Apartments and the Denver Centerpoint, Westech 360 and 1275 K Street office buildings totaling approximately $69,518,000, net distributions received from the joint venture with an affiliate totaling approximately $3,627,000, less payments made for improvements to certain of the Partnership's properties of approximately $920,000. Financing activities consisted of distributions to the Partners of approximately $20,863,000 and to the affiliated joint venture partners of approximately $18,797,000. In January 1997, the Partnership made a special Net Cash Proceeds distribution to Tax-Exempt Limited Partners of approximately $57,892,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1996 and 1995, all of the remaining properties as of December 31, 1996 generated positive cash flow. The Spalding Bridge Apartments, the Denver Centerpoint, Westech 360 and 1275 K Street office buildings, and the Pacific Center Office Buildings, in which the Partnership held a minority joint venture interest, all generated positive cash flow during 1995 and prior to their sales in 1996. As of December 31, 1996, occupancy rates at the Partnership's remaining commercial properties ranged from 90% to 100%.

During 1996, the Partnership sold four properties and the property in which the Partnership held a minority joint venture interest was also sold, as discussed below. During February 1997, the Partnership sold two additional properties, as discussed below. The Partnership has entered into a contract to sell the Ross Plaza Shopping Center for a sale price of $10,000,000. See "Item 1. Business - Other Information" for additional information regarding the contract. The Partnership is actively marketing its remaining property, the Bingham Farms Office Plaza - Phase V.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In September 1996, the Partnership sold the Spalding Bridge Apartments in an all cash sale for $9,872,500. From the proceeds of the sale, the Partnership paid $267,092 in selling costs. In accordance with the Partnership Agreement, the Partnership distributed the proceeds to the Tax-exempt Limited Partners in January 1997. See Note 12 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Denver Centerpoint Office Buildings in an all cash sale for $15,000,000. From the proceeds of the sale, the Partnership paid $327,876 in selling costs. In accordance with the Partnership Agreement, the Partnership distributed the proceeds to the Tax-exempt Limited Partners in January 1997. See Note 12 of Notes to Financial Statements for additional information.

The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. In December 1996, the joint venture sold the property in an all cash sale for $28,300,000. From the proceeds of the sale, the joint venture paid $911,470 in selling costs. The net proceeds of the sale were $27,388,530, of which $16,575,538 was the Partnership's share. Pursuant to the terms of the sale, $2,287,500 of the proceeds will be retained by the joint venture until September 1997. In accordance with the Partnership Agreement, the remaining proceeds received by the Partnership were distributed to the Tax-exempt Limited Partners in January 1997. See Note 12 of Notes to Financial Statements for additional information.

The Westech 360 office buildings were owned by a joint venture consisting of the Partnership and an affiliate. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,652 in selling costs. The net proceeds of the sale were $17,852,348, of which $10,122,281 was the Partnership's share. Pursuant to the terms of the sale, $1,395,000 of the proceeds will be retained by the joint venture until September 1997. In accordance with the Partnership Agreement, the remaining proceeds received by the Partnership were distributed to the Tax-exempt Limited Partners in January 1997. See Note 12 of Notes to Financial Statements for additional information.

The Pacific Center office buildings were owned by a joint venture consisting of the Partnership and an affiliate. In December 1996, the joint venture sold the property in an all cash sale for $15,950,000. From the proceeds of the sale, the joint venture paid $431,045 in selling costs. The net proceeds of the sale were $15,518,955, of which $3,555,393 was the Partnership's share. In accordance with the Partnership Agreement, the remaining proceeds received by the Partnership were distributed to the Tax-exempt Limited Partners in January 1997. See Note 9 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the 100 Ashford Center North office building in an all cash sale for $17,746,000. From the proceeds of the sale, the Partnership paid $392,666 in selling costs. Pursuant to the terms of the sale, $1,100,000 of the proceeds will be retained by the Partnership until November 1997. In accordance with the Partnership Agreement, the Partnership will distribute the remaining proceeds to the Tax-exempt Limited Partners in 1997.

In February 1997, the Partnership sold the Ammendale Technology Park - Phase I office building in an all cash sale for $7,732,000. From the proceeds of the sale, the Partnership paid $420,013 in selling costs. Pursuant to the terms of the sale, $229,096 of the proceeds will be held in escrow until November 1997. In accordance with the Partnership Agreement, the Partnership will distribute the remaining proceeds to the Tax-exempt Limited Partners in 1997.

In January 1997, the Partnership paid $61,046,108 ($2.60 per Taxable Interest and $73.46 per Tax-exempt Interest) to Limited Partners. Of this amount, $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) represents the regular quarterly cash distribution of Net Cash Receipts for the fourth quarter of 1996. The level of the regular quarterly cash distribution was consistent with the amount distributed to Limited Partners for the previous quarter. In addition, $57,891,938 ($70.00 per Tax-exempt Interest) of the cash distribution represents a special cash distribution of Net Cash Proceeds to Tax-exempt Limited Partners pursuant to the Partnership Agreement from the 1996 property sales, as discussed above. During January 1997, the Partnership paid $262,847 to the General Partner, representing its quarterly cash distribution for the fourth quarter of 1996 and made a contribution of $87,616 to the Repurchase Fund. To date, including the January 1997 cash distribution, Limited Partners have received cash distributions aggregating approximately $117 per $250 Taxable Interest, of which $91 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $225 per $250 Tax-exempt Interest, of which $121 represents Net Cash Receipts and $104 represents Net Cash Proceeds. In light of results to date, the General Partner does not anticipate that taxable investors will recover all of their original investment.

The Partnership made four distributions totaling $10.40, $5.20 and $5.20 per Taxable Interest and $22.02, $6.92 and $6.92 per Tax-exempt Interest in 1996, 1995 and 1994, respectively. Distributions to tax-exempt investors were comprised of $13.84 of Net Cash Receipts and $8.18 of Net Cash Proceeds in 1996 from the Colonial Coach and Castlewood West loan prepayment in 1995, $6.92 of Net Cash Receipts in 1995 and $6.92 of Net Cash Receipts in 1994. Distributions to taxable investors were comprised of Net Cash Receipts in all three years. Net Cash Receipts distributions increased from 1995 to 1996 due to improved operations at the Partnership's properties. Future cash distributions will be made from property sales, as to which there can be no assurances.

During 1996, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 3,380 interests from Limited Partners at a cost of $433,367. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      ----------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets        $103,531,343  $126,008,880 $120,655,642 $206,025,929
Partners' capital
  (deficit):
  General Partner       (428,434)      587,152      11,167     1,299,971
  Limited Partners   101,505,282   145,591,916  102,429,946  177,574,399
Net income(loss):
  General Partner        962,253       689,035     797,128       971,580
  Limited Partners    18,536,870   (12,640,017)  3,759,729     3,076,016
  Per Limited Part-
  nership Interest        19.73           (A)         4.00           (A)

(A) The net income(loss) is ($16.70) per Tax-exempt Interest and $10.40 per Taxable Interest for 1996 and $3.01 per Tax-exempt Interest and $5.20 per Taxable Interest for 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS
     -----                              --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   James E. Mendelson
Senior Vice President                   John K. Powell, Jr.
Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating
to Balcor's    public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $8,667 in 1996 with respect to one of the executive officers and directors of Balcor Equity Partners-II, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                  Name and        Amount and
                  Address of      Nature of      Percent
                  Beneficial      Beneficial     of
Title of Class    Owner           Ownership      Class
-----------------------------------------------------------
Limited           Walton Street    49,655.25      5.28%
Partnership       Capital          Limited
Interests         Acquisition      Partnership
                  Co. II, L.C.C.   Interests
                  Chicago,
                  Illinois

Limited           Beattie          26,737.44      2.85%
Partnership       Place            Limited
Interests         Greenville,      Partnership
                  South Carolina   Interests

While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually own less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.C.C. is an affiliate of Beattie Place and, collectively, they own 8.13% of the Interests.

(b) Balcor Equity Partners-II (principally through the Repurchase Fund) and its officers own as a group the following Limited Partnership Interests of the
Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests          24,531 Interests  Approximately 3%

Relatives and affiliates of the officers of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 11 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
------------------------------------------------------------------------

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

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 24, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts:

(i) Agreement of Sale and attachments thereto relating to the sale of the 1275 K Street Building, Washington, D.C., previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated November 29, 1996, is incorporated herein by reference.

(ii) (a) Agreement of Sale and attachment thereto relating to the sale of the 100 Ashford Center North office building, Atlanta, Georgia, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated January 20, 1997, is hereby incorporated herein by reference.

(b) Letter Agreement relating to the sale of the 100 Ashford Center North Office Building, Atlanta, Georgia, is attached hereto.

(iii) Agreement of Sale and attachment thereto relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Additional Exhibits:

Fourth Amendment to Agreement of Sale relating to the sale of Ammendale Technology Park, Phase I, Prince George's County, Maryland, is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated November 29, 1996 was filed reporting the Agreement of Sale and the closing of the sale relating to the 1275 K Street office building, the Agreement of Sale relating to the Ammendale Technology Park - Phase I, the Agreement of Sale and the closing of the sale of the Denver Centerpoint office building, the Agreement of Sale and the closing of the sale relating to the Westech 360 office buildings, and the closing of the sale relating to the Pacific Center office buildings.

(ii) A Current Report on Form 8-K dated January 20, 1997 was filed reporting the Agreement of Sale relating to the 100 Ashford Center North Office Building and the reduction of the sale price and extension of the closing date relating to Ammendale Technology Park - Phase I.

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

                         BALCOR EQUITY PENSION INVESTORS-II
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/ Jayne A. Kosik
                             --------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of
                             Balcor Equity Partners-II,
                             the General Partner

Date:  March 27, 1997
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/ Thomas E. Meador     Partners-II, the General Partner    March 27, 1997
--------------------                                        --------------
  Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         of Balcor Equity Partners-II,
/s/ Jayne A. Kosik       the General Partner                 March 27, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein. Audited financial statements for the significant subsidiary investment in joint venture are omitted since the property was sold and the Partnership is in its liquidation stage.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-II A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is currently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and the resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.


							/s/Coopers & Lybrand

                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 24, 1997

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS
                                                   1996           1995
                                               ------------   ------------
Cash and cash equivalents                    $  66,445,811  $  24,596,293
Accounts and accrued interest receivable           498,779        538,041
Prepaid expenses                                   139,249        213,241
Deferred expenses, net of accumulated
  amortization of $336,570 in 1996 and
  $989,273 in 1995                                 445,672        740,093
Investment in joint venture with an affiliate                   1,336,859
                                               ------------   ------------
                                                67,529,511     27,424,527
                                               ------------   ------------
Investment in real estate
  Land                                           9,442,435     26,808,775
  Buildings and improvements                    44,700,462    108,826,412
                                               ------------   ------------
                                                54,142,897    135,635,187
  Less accumulated depreciation                 18,141,065     42,404,072
                                               ------------   ------------
Investment in real estate, net of
  accumulated depreciation                      36,001,832     93,231,115
                                               ------------   ------------
                                             $ 103,531,343  $ 120,655,642
                                               ============   ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     402,217  $     282,014
Due to affiliates                                  117,602         33,578
Accrued real estate taxes                                         448,030
Security deposits                                  246,359        467,600
                                               ------------   ------------
    Total liabilities                              766,178      1,231,222

Affiliates' participation in joint ventures      1,688,317     16,983,307

Commitments and contingencies

Limited Partners' capital (939,587 Interests
  issued and outstanding)                      101,505,282    102,429,946
General Partner's (deficit) capital               (428,434)        11,167
                                               ------------   ------------
    Total partners' capital                    101,076,848    102,441,113
                                               ------------   ------------
                                             $ 103,531,343  $ 120,655,642
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------

Balance at December 31, 1993    $ 107,012,990 $    (144,161)$ 107,157,151

Cash distributions to:
  Limited Partners (A)             (6,308,340)                 (6,308,340)
  General Partner                    (700,928)     (700,928)

Net income for the year
  ended December 31, 1994           4,889,802       760,056     4,129,746
                                  ------------  ------------  ------------
Balance at December 31, 1994      104,893,524       (85,033)  104,978,557

Cash distributions to:
  Limited Partners (A)             (6,308,340)                 (6,308,340)
  General Partner                    (700,928)     (700,928)

Net income for the year
  ended December 31, 1995           4,556,857       797,128     3,759,729
                                  ------------  ------------  ------------
Balance at December 31, 1995      102,441,113        11,167   102,429,946

Cash distributions to:
  Limited Partners (A)            (19,381,766)                (19,381,766)
  General Partner                  (1,401,854)   (1,401,854)
Deemed distribution to
  Limited Partners (B)                (79,768)                    (79,768)

Net income for the year
  ended December 31, 1996          19,499,123       962,253    18,536,870
                                  ------------  ------------  ------------
Balance at December 31, 1996    $ 101,076,848 $    (428,434)$ 101,505,282
                                  ============  ============  ============

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


(A) Summary of cash distributions paid per Interest:


               Taxable                1996          1995          1994
                                  ------------  ------------  ------------

               First Quarter    $        2.60 $        1.30 $        1.30
               Second Quarter            2.60          1.30          1.30
               Third Quarter             2.60          1.30          1.30
               Fourth Quarter            2.60          1.30          1.30


               Tax-Exempt             1996          1995          1994
                                  ------------  ------------  ------------

               First Quarter    $        3.46 $        1.73 $        1.73
               Second Quarter            3.46          1.73          1.73
               Third Quarter             3.46          1.73          1.73
               Fourth Quarter           11.64          1.73          1.73


(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of Spalding Bridge Apartments.

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------
Income:
  Rental income                 $  18,293,214 $  17,988,052 $  17,205,757
  Service income                    1,966,035     2,004,731     2,123,342
  Interest on short-term
    investments                     1,268,523     1,188,150       755,000
  Interest on loan receivable -
    first mortgage, net of
    amortization of $50,232 in
    1995 and $26,207 in 1994                        392,298       611,861
  Participation in income (loss)
    of joint venture with an
    affiliate                       2,290,059        12,631       (11,380)
                                  ------------  ------------  ------------
    Total income                   23,817,831    21,585,862    20,684,580
                                  ------------  ------------  ------------

Expenses:
  Depreciation                      3,261,148     3,235,980     3,214,233
  Amortization of deferred
    expenses                          578,114       246,167       237,773
  Property operating                7,633,003     7,970,936     7,898,977
  Real estate taxes                 2,193,939     2,057,705     1,836,717
  Property management fees            685,822       687,925       723,733
  Administrative                    1,095,097       911,554       964,219
  Provision for investment
    property writedown                968,000
  Provision for loan receivable
    writedown                                       768,066
                                  ------------  ------------  ------------
    Total expenses                 16,415,123    15,878,333    14,875,652
                                  ------------  ------------  ------------
Income before net gain on sales of
  properties and affiliates'
  participation in joint ventures   7,402,708     5,707,529     5,808,928
Net gain on sales of properties    15,598,117
Affiliates' participation in
  income from joint ventures       (3,501,702)   (1,150,672)     (919,126)
                                  ------------  ------------  ------------
Net income                      $  19,499,123 $   4,556,857 $   4,889,802
                                  ============  ============  ============

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Net income allocated to
  General Partner               $     962,253 $     797,128 $     760,056
                                  ============  ============  ============
Net income allocated to
  Limited Partners              $  18,536,870 $   3,759,729 $   4,129,746
                                  ============  ============  ============
Net income  per Limited
  Partnership Interest (939,587
  issued and outstanding)       $       19.73 $        4.00 $        4.40
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                  ------------  ------------  ------------
Operating activities:
  Net income                    $  19,499,123 $   4,556,857 $   4,889,802
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Net gain on sales of
      properties                  (15,598,117)
      Affiliates' participation
        in income from joint
        ventures                    3,501,702     1,150,672       919,126
      Participation in (income)
        loss of joint venture
        with an affiliate          (2,290,059)      (12,631)       11,380
      Depreciation of properties    3,261,148     3,235,980     3,214,233
      Amortization of deferred
        expenses                      578,114       246,167       237,773
      Amortization of loan
        application and
        processing fees                              50,232        26,207
      Provision for investment
        property writedown            968,000
      Provision for loan
        receivable writedown                        768,066
      Payment of leasing
        commissions                  (283,693)     (228,055)     (183,543)
      Net change in:
        Accounts and accrued
          interest receivable          39,262       224,025       453,807
        Prepaid expenses               73,992      (131,326)        9,262
        Accounts payable              120,203       (92,093)     (318,881)
        Due to affiliates              84,024       (90,961)          (65)
        Accrued real estate taxes    (448,030)       32,059        73,168
        Security deposits            (221,241)       32,977        25,532
                                  ------------  ------------  ------------
  Net cash provided by
    operating activities            9,284,428     9,741,969     9,357,801
                                  ------------  ------------  ------------

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)


Investing activities:
  Proceeds from sales of
    properties                    $71,502,500
  Payment of selling costs         (1,984,090)
  Capital contributions to joint
    venture with an affiliate         (54,938)                   $(48,400)
  Distributions from joint
    venture with an affiliate       3,681,856      $158,493        17,999
  Collection of principal
    payment on loan receivable                    6,772,920
  Improvements and additions to
    properties                       (920,158)     (576,364)     (694,324)
                                  ------------  ------------  ------------
  Net cash provided by or (used
    in) investing activities       72,225,170     6,355,049      (724,725)
                                  ------------  ------------  ------------

Financing activities:
  Distributions to
    Limited Partners              (19,381,766)   (6,308,340)   (6,308,340)
  Distributions to General
    Partner                        (1,401,854)     (700,928)     (700,928)
  Deemed distribution
    to Limited Partners               (79,768)
  Distributions to joint venture
    partners - affiliates         (18,796,692)   (1,597,953)   (1,670,887)
                                  ------------  ------------  ------------
  Cash used in financing
    activities                    (39,660,080)   (8,607,221)   (8,680,155)
                                  ------------  ------------  ------------

Net change in cash and cash
  equivalents                      41,849,518     7,489,797       (47,079)
Cash and cash equivalents at
  beginning of year                24,596,293    17,106,496    17,153,575
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $  66,445,811 $  24,596,293 $  17,106,496
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of commercial real estate located in Bingham Farms, Michigan and Federal Way, Washington.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. In 1996, the Partnership sold the Spalding Bridge Apartments and the 1275 K Street, Denver Centerpoint, and Westech 360 office buildings. The Partnership owned majority joint venture interests in the 1275 K Street and Westech 360 office buildings. In addition, the Pacific Center office buildings, in which the Partnership held a minority joint venture interest, was sold in 1996. The majority of the proceeds from the sales of these properties were distributed to Tax-Exempt Limited Partners in October 1996 and January 1997. During February 1997, the Partnership sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings. The Partnership has entered into a contract to sell the Ross Plaza Shopping Center. The Partnership is actively marketing for sale its remaining property, the Bingham Farms Office Plaza - Phase V. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership, including, but not limited to, the lawsuits discussed in Note 15 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Interest income on the loan receivable consisted of monthly payments received from the borrower, which were recorded in the period they were earned as determined by the terms of the loan agreement. The accrual of interest was discontinued when the loan became ninety days contractually delinquent or sooner, when in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Once the loan receivable had been placed on non-accrual status, income was recorded only as cash payments were received from the borrower. The Partnership received a prepayment of its last mortgage loan receivable in 1995.

(d) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

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

(e) Deferred expenses currently consist of leasing commissions which are amortized over the life of each respective lease. Upon a sale of the property, the remaining balance is written off. Deferred expenses previously included loan application and processing fees and mortgage brokerage fees which were amortized over the average term of the loans.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements for operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(g) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(h) Investment in joint venture with an affiliate represented the Partnership's 22.91% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(i) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(j) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

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

"Net Cash Receipts" available for distribution are distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and an additional 2.5% of such "Net Cash Receipts" are paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund became available, beginning October 15, 1987, to be used to repurchase Interests from Limited Partners. During 1996, the General Partner used amounts placed in the Repurchase Fund to repurchase 3,380 Interests from Limited Partners at a cost of $433,367. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests are paid to the Repurchase Fund and were utilized to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

5. Loan Receivable Prepayment:

The Partnership and an affiliated partnership (together, the "Participants") funded a first mortgage loan collateralized by the Colonial Coach and Castlewood West mobile home parks. The Partnership participated in approximately 88% of the loan amount and interest income.

In 1995, the Partnership accepted a discounted prepayment on the loan for $6,772,920. The carrying value of the loan was $7,540,986. As a result, the Partnership recognized a provision for loan receivable writedown of $768,066.

Under the original loan terms, the interest income received relating to this impaired loan would have been approximately $669,000 in 1995 and $1,003,000 in 1994. Interest income received from this impaired loan and included in the accompanying Statements of Income and Expenses amounted to approximately $443,000 in 1995 and $638,000 in 1994.

6. Investment Property Writedown:

In 1996, the Partnership determined that an impairment had occurred to the asset value of the Ammendale Technology Park - Phase I located in Prince George's County, Maryland. During 1996, the property was written down to its current sales price, less estimated closing costs, and a $968,000 provision for investment property writedown was recognized.

7. Management Agreements:

As of December 31, 1996, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees within a range of 3% to 6% of gross operating receipts.

8. Affiliate's Participation in Joint Ventures:

The 1275 K Street Office Building and the Westech 360 Office Buildings were owned by the Partnership and an affiliated partnership. Both of the properties were sold in 1996. See Note 12 of Notes to Financial Statements for additional information regarding the sales. For the 1275 K Street Office Building, profits and losses were allocated approximately 61% to the Partnership and 39% to the affiliate. For the Westech 360 Office Buildings, profits and losses were allocated approximately 57% to the Partnership and 43% to the affiliate. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation. Distributions of $18,796,692, $1,597,953, and $1,670,887 were made to the joint venture partners during 1996, 1995, and 1994, respectively.

9. Investment in Joint Venture with an Affiliate:

The Partnership owned approximately a 23% joint venture interest in the Pacific Center Office Buildings. The joint venture partner was an affiliate with investment objectives similar to those of the Partnership. In December 1996, the joint venture sold the property in an all cash sale for $15,950,000. From the proceeds of the sale, the joint venture paid $431,045 in selling costs.
For financial statement purposes, the joint venture recognized a gain of $8,881,597 from the sale of this property, of which $2,034,774 is the Partnership's share.

During 1996 and 1995, the Partnership received net distributions from the joint venture of $3,626,918, and $158,493, respectively, and made capital contributions of $30,401 in 1994.

The following unaudited financial information has been summarized from the December 31, 1996 financial statements of the joint venture:

            Total income                       $2,448,000
            Loss before gain on sale           (1,847,000)
            Gain on sale                        8,882,000
            Net income                          7,035,000

10. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles (GAAP), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $31,450,105 greater than the tax loss for the same period resulting primarily from higher gains on the sales of properties for GAAP reporting as a result of lower amounts capitalized to the basis of the properties for GAAP reporting in prior years.

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees     None    None   $15,192    None $ 22,788 $ 1,899
Property management fees None None None None 661,698 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting           $23,466  $16,077   75,593 $ 5,742   98,711  37,288
    Data processing        7,630    2,740   52,281   2,906   92,976  22,313
    Investment processing   None    None      None    None   23,907   1,926
    Investor communica-
      tions                 None    None    10,517    None   13,023   7,685
    Legal                 12,513    8,573   31,299   2,388   32,434  14,824
    Portfolio management 125,643   86,082  165,535  22,487  134,704  34,201
    Other                  6,028    4,130    5,983      55   11,238   4,403

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $28,112, $104,720 and $107,935 for 1996, 1995 and 1994,
respectively.

12. Property Sales:

(a) In September 1996, the Partnership sold the Spalding Bridge Apartments in an all cash sale for $9,872,500. From the proceeds of the sale, the Partnership paid $267,092 in selling costs. In addition, the Partnership paid a state withholding tax of $79,768 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $6,243,028 which is net of accumulated depreciation of $3,831,256. For financial statement purposes, the Partnership recognized a gain of $3,362,380 from the sale of the property.

(b) In December 1996, the Partnership sold the Denver Centerpoint Office Buildings in an all cash sale for $15,000,000. From the proceeds of the sale, the Partnership paid $327,876 in selling costs. The basis of the property was $7,312,405 which is net of accumulated depreciation of $6,198,430. For financial statement purposes, the Partnership recognized a gain of $7,359,719 from the sale of the property.

(c) The 1275 K Street Office Building was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of approximately 61% and 39% respectively. In December 1996, the joint venture sold the property in an all cash sale for $28,300,000. From the proceeds of the sale, the joint venture paid $911,470 in selling costs. The basis of the property was $32,417,433 which is net of accumulated depreciation of $14,555,713. For financial statement purposes, the Partnership recognized a loss of $5,028,903 from the sale of the property, of which $1,924,848 is the minority joint venture partner's share.

(d) The Westech 360 Office Buildings was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of approximately 57% and 43% respectively. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,652 in selling costs. The basis of the property was $7,947,427 which is net of accumulated depreciation of $2,938,756. For financial statement purposes, the Partnership recognized a gain of $9,904,921 from the sale of the property, of which $4,288,415 is the minority joint venture partner's share.

13. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office and retail space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for the Ross Plaza Shopping Center and the Bingham Farms Office Plaza - Phase V based on operating leases held at December 31, 1996 are approximately as follows:

                         1997         $3,170,000
                         1998          3,112,000
                         1999          2,607,000
                         2000          1,829,000
                         2001            919,000
                         Thereafter      784,000
                                     -----------
                                     $12,421,000
                                     ===========

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1996, 1995 and 1994. The Partnership is subject to the usual business risks regarding the collection of these rentals.

Approximately 15% and 11% of the space at the Bingham Farms Office Plaza - Phase V is leased to Prime Care and Ticketmaster, respectively. Of the Partnership's total rental income recognized during 1996, approximately 2% relates to each of Prime Care and Ticketmaster. Prime Care's lease runs through June 2001 and Ticketmaster's lease runs through March 2000.

Approximately 20%, 11%, and 14% of the space at the Ross Plaza Shopping Center is leased to Safeway, Michaels and Ross Dress for Less, respectively. Of the Partnership's total rental income recognized during 1996, approximately 1% relates to each of Safeway, Michaels and Ross Dress for Less. Safeway's lease runs through February 1999, Michaels' lease runs through July 2001, and Ross Dress for Less' lease runs through January 2001.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates the fair value.

15. Contingencies:

(a) The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

(b) The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

16. Subsequent Events:

(a) In January 1997, the Partnership made a distribution of $61,046,108 ($2.60 per Taxable Interest and $73.46 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1996. Of this amount, $3,154,170 ($2.60 per Taxable Interest and $3.46 per Tax-exempt Interest) represents the regular quarterly distribution of Net Cash Receipts for the fourth quarter of 1996. In addition, $57,891,938 ($70.00 per Tax-exempt Interest) of the distribution represents a special distribution of Net Cash Proceeds from the 1996 property sales.

(b) In February 1997, the Partnership sold the 100 Ashford Center North office building in an all cash sale for $17,746,000. From the proceeds of the sale, the Partnership paid $392,666 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $6,749,000 from the sale of the property during the first quarter of 1997.

  (c) In February 1997, the Partnership sold the Ammendale Technology Park - Phase I office building in an all cash sale for $7,732,000. From the proceeds of the sale, the Partnership paid $420,013 in selling costs. For financial statement purposes, the Partnership will recognize a loss of approximately $79,000 from the sale of the property during the first quarter of 1997.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996

        Col. A               Col. B            Col. C                     Col. D
---------------------       --------    --------------------  ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership       Subsequent to Acquisition
                                        --------------------  ----------------------------------------
                                                   Buildings                Carrying      Reduction
                             Encum-                  and Im-     Improve-     Costs        of Basis
     Description            brances       Land     provements     ments       (a)            (b)
---------------------       -------    ----------  -----------  ----------  -----------  -------------
Ammendale Technology
  Park-Phase I, 167,000
  sq. ft. offc./wrhs.
  cmplx., Prince George's
  County, MD (f)(g)           None     $6,142,781   $4,315,384     $635,115    $281,465   $(3,268,000)
Bingham Farms Office
  Plaza-Phase V, 193,000
  sq. ft. bldg., Bingham
  Farms, MI (f)               None      1,000,000   17,404,255    3,101,009      21,935    (5,200,000)
Ross Plaza, 170,000 sq.
  ft. shpg. cntr.,
  Federal Way, WA             None      2,355,000    9,045,000    2,113,028     836,087
100 Ashford Center North,
  149,000 sq. ft. offc.
  bldg., Atlanta, GA (g)      None      2,554,000   16,431,518    3,856,993      27,327    (7,510,000)
                                      -----------  -----------  -----------  ----------  ------------
                                      $12,051,781  $47,196,157   $9,706,145  $1,166,814  $(15,978,000)
                                      ===========  ===========  ===========  ==========  =============

See notes (a) through (h).

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
                                  (Continued)

       Col. A                            Col. E               Col. F       Col. G   Col. H    Col. I
------------------        ---------------------------------- ------------ --------- ------ --------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                     Which Depre-
                          ----------------------------------                                   ciation in
                                     Buildings               Accumulated     Date   Date        Latest Income
                                     and Im-       Total     Deprecia-     of Con-  Acq-     Statement
    Description              Land    provements    (c)(d)     tion (d)    struction uired   is Computed
------------------------- ---------- ----------- ----------- ------------ --------- ------  -----------
Ammendale Technology
  Park-Phase I, 167,000
  sq. ft. offc./wrhs.
  cmplx., Prince George's
  County, MD (f)(g)       $4,492,446  $3,614,299   $8,106,745    $683,249    1986    1991       (e)
Bingham Farms Office
  Plaza-Phase V, 193,000
  sq. ft. bldg., Bingham
  Farms, MI (f)              746,097  15,581,102   16,327,199   6,441,240    1984    1985       (e)
Ross Plaza, 170,000 sq.
  ft. shpg. cntr.,
  Federal Way, WA          2,522,217  11,826,898   14,349,115   6,325,740     (h)    1985       (e)
100 Ashford Center North,
  149,000 sq. ft. offc.
  bldg., Atlanta, GA
  (g)                      1,681,675  13,678,163  15,359,838   4,690,836    1987     1987       (e)
                          ---------- ----------- ----------- -----------
                          $9,442,435 $44,700,462 $54,142,897 $18,141,065
                          ========== =========== =========== ===========

See notes (a) through (h).

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees.

(b) Represents a reduction of basis due to a permanent impairment of the asset value.

(c) The aggregate cost of land for Federal income tax purposes is $12,370,133 and the aggregate cost of buildings and improvements for Federal income tax purposes is $60,956,334. The total of these is $73,326,467.

(d)                         Reconciliation of Real Estate
                            -----------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year  $135,635,187 $135,058,823 $134,364,499

    Additions during year:
      Improvements                     920,158      576,364      694,324

    Reductions during year:
      Cost of real estate sold     (81,444,448)
      Provision for investment
        property writedown            (968,000)
                                  ------------ ------------ ------------

    Balance at end of year         $54,142,897 $135,635,187 $135,058,823
                                  ============ ============ ============

          Reconciliation of Accumulated Depreciation
          -------------------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year   $42,404,072  $39,168,092  $35,953,859

    Depreciation expense
      for the year                   3,261,148    3,235,980    3,214,233
    Accumulated depreciation
      of real estate sold          (27,524,155)
                                   -----------  -----------  -----------

    Balance at end of year         $18,141,065  $42,404,072  $39,168,092
                                    ===========  ===========  ===========

(e) Depreciation expense is computed based upon the following estimated useful lives:

                                              Years
                                              -----
         Buildings and improvements          20 to 35
         Furniture and fixtures                  5


(f) This property has made tenant improvements in order to prepare certain suites for occupancy.

(g) This property was acquired through foreclosure.

(h) This shopping center was completed in two phases in 1964 and 1981.