Form 10-K/A
period 1996-12-31
BALCOR EQUITY PENSION INVESTORS II
filed 1997-04-04
CIK 748501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

1996 Compared to 1995
---------------------

Rental income increased by approximately $655,000 during 1996 as compared to 1995 due to lease buy-out income received at the Westech 360 office building, higher occupancy rates at the 100 Ashford Center North office building and the Bingham Farms Office Plaza - Phase V and higher percentage rental income at the Ross Plaza Shopping Center. These increases in rental income were partially offset by lower rental income from the Spalding Bridge Apartments of approximately $350,000 due to the sale of the property in September 1996.

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

The Partnership made four distributions totaling $10.40, $5.20 and $5.20 per Taxable Interest and $22.02, $6.92 and $6.92 per Tax-exempt Interest in 1996, 1995 and 1994, respectively. Distributions to tax-exempt investors were comprised of $13.84 of Net Cash Receipts and $8.18 of Net Cash Proceeds in 1996 from the Colonial Coach and Castlewood West loan prepayment in 1995, $6.92 of Net Cash Receipts in 1995 and $6.92 of Net Cash Receipts in 1994. Distributions to taxable investors were comprised of Net Cash Receipts in all three years. Net Cash Receipts distributions increased from 1995 to 1996 due to improved operations at the Partnership's properties. In accordance with the Partnership Agreement, sales proceeds are being allocated to the Tax-exempt Investors, and Taxable and Tax-exempt Investors have received quarterly distributions from Net Cash Receipts. Since a majority of the Partnership's properties have been sold, it is not anticipated that the Partnership will generate further Net Cash Receipts. Taxable Investors are not expected to receive further quarterly distributions, beginning with the first quarter 1997. Tax-exempt Investors will receive future Net Cash Proceeds distributions primarily from the February 1997 property sales and the sale of the Partnership's remaining properties. However, Taxable Investors will share in the amounts allocated to the Repurchase Fund.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Date:  April 4, 1997
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                      Date
---------------------	 ---------------------------------  -------------
                       President and Chief Executive
                       Officer (Principal Executive
                       Officer) of Balcor Equity
/s/ Thomas E. Meador   Partners-II, the General Partner   April 4, 1997
---------------------                                     -------------
    Thomas E. Meador

                       Managing Director and Chief
                       Financial Officer (Principal
                       Accounting Officer) of
                       Balcor Equity Partners-II,
/s/ Jayne A. Kosik     the General Partner                 April 4, 1997
---------------------                                      -------------
    Jayne A. Kosik