Form 10-Q
period 1997-03-31
BALCOR EQUITY PENSION INVESTORS II
filed 1997-05-15
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS
                                                 1997             1996
                                             ------------     ------------
Cash and cash equivalents                  $  29,737,783    $  66,445,811
Accounts and accrued interest receivable         772,873          498,779
Prepaid expenses                                  50,118          139,249
Deferred expenses, net of accumulated
  amortization of $78,513 in 1997 and
  $336,570 in 1996                               167,590          445,672
                                             ------------     ------------
                                              30,728,364       67,529,511
                                             ------------     ------------
Investment in real estate
  Land                                         3,268,314        9,442,435
  Buildings and improvements                  27,408,001       44,700,462
                                             ------------     ------------
                                              30,676,315       54,142,897
  Less accumulated depreciation               13,034,723       18,141,065
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    17,641,592       36,001,832
                                             ------------     ------------
                                           $  48,369,956    $ 103,531,343
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     123,701    $     402,217
Due to affiliates                                115,121          117,602
Accrued real estate taxes                         52,265
Security deposits                                149,969          246,359
                                             ------------     ------------
    Total liabilities                            441,056          766,178
                                             ------------     ------------
Commitments and contingencies

Affiliates' participation in joint ventures    1,507,140        1,688,317
                                             ------------     ------------
Limited Partners' capital (939,587 Interests
  issued and outstanding)                     47,062,151      101,505,282
General Partner's deficit                       (640,391)        (428,434)
                                             ------------     ------------
    Total partners' capital                   46,421,760      101,076,848
                                             ------------     ------------
                                           $  48,369,956    $ 103,531,343
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997             1996
                                             ------------     ------------
Income:
  Rental income                            $   1,426,653    $   4,800,099
  Service income                                 244,010          439,169
  Interest on short-term investments             339,423          314,016
  Participation in income of joint venture
    with an affiliate                                              32,567
                                             ------------     ------------
    Total income                               2,010,086        5,585,851
                                             ------------     ------------
Expenses:
  Depreciation                                   364,942          816,520
  Amortization of deferred expenses              353,503           61,627
  Property operating                             814,909        1,737,955
  Real estate taxes                              172,790          517,674
  Property management fees                        58,880          182,902
  Administrative                                 173,601          149,343
                                             ------------     ------------
    Total expenses                             1,938,625        3,466,021
                                             ------------     ------------
Income before net gain on sales of properties
  and affiliates' participation in
  joint ventures                                  71,461        2,119,830
Net gain on sales of properties                6,670,023
Affiliates' participation in income from
  joint ventures                                                 (380,850)
                                             ------------     ------------
Net income                                 $   6,741,484    $   1,738,980
                                             ============     ============
Net income allocated to General Partner    $     138,507    $     242,680
                                             ============     ============
Net income allocated to Limited Partners   $   6,602,977    $   1,496,300
                                             ============     ============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)         $        7.03    $        1.59
                                             ============     ============
Distribution to General Partner            $     350,464    $     350,464
                                             ============     ============
Distribution to Limited Partners           $  61,046,108    $   3,154,170
                                             ============     ============
Distribution per Limited Partnership Interest:
  Taxable                                  $        2.60    $        2.60
                                             ============     ============
  Tax-exempt                               $       73.46    $        3.46
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997             1996
                                             ------------     ------------
Operating activities:
  Net income                               $   6,741,484    $   1,738,980
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net gain on sales of properties         (6,670,023)
      Affiliates' participation in income
        from joint ventures                                       380,850
      Participation in income of joint
        venture with an affiliate                                 (32,567)
      Depreciation of properties                 364,942          816,520
      Amortization of deferred expenses          353,503           61,627
      Payment of leasing commissions             (75,421)         (62,255)
      Net change in:
        Accounts and accrued interest
          receivable                            (274,094)          56,391
        Prepaid expenses                          89,131          (90,818)
        Accounts payable                        (278,516)           6,124
        Due to affiliates                         (2,481)          19,545
        Accrued real estate taxes                 52,265         (127,658)
        Security deposits                        (96,390)          11,169
                                             ------------     ------------
  Net cash provided by operating activities      204,400        2,777,908
                                             ------------     ------------

Investing activities:
    Proceeds from sales of properties         25,478,000
    Payment of selling costs                    (812,679)
    Capital contribution to joint venture
      with an affiliate                                           (45,552)
   Net cash provided by or used in investing ------------     ------------
     activities                               24,665,321          (45,552)
                                             ------------     ------------
Financing activities:
   Distribution to Limited Partners          (61,046,108)      (3,154,170)
   Distribution to General Partner              (350,464)        (350,464)
   Capital contribution from joint venture
     partner - affiliate                          39,705
   Distributions to joint venture partners -
     affiliates                                 (220,882)        (408,613)
                                             ------------     ------------
  Net cash used in financing activites       (61,577,749)      (3,913,247)
                                             ------------     ------------

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

Net change in cash and cash equivalents      (36,708,028)      (1,180,891)

Cash and cash equivalents at beginning of
  period                                      66,445,811       24,596,293
                                             ------------     ------------
Cash and cash equivalents at end of period $  29,737,783    $  23,415,402
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties, including two in which the Partnership owned a majority joint venture interest, and the property in which the Partnership held a minority joint venture interest. The majority of the proceeds from the sales of these properties were distributed to Tax-Exempt Limited Partners in October 1996 and January 1997. During February 1997, the Partnership sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings. The majority of the proceeds from the sales of these properties were distributed to Tax-Exempt Limited Partners in April 1997. The Partnership has entered into a contract to sell the Bingham Farms Office Plaza - Phase V. The Partnership is actively marketing for sale its remaining property, the Ross Plaza Shopping Center. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership, including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                        Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost     $42,556     $115,121

4. Property Sales:

(a) In February 1997, the Partnership sold the 100 Ashford Center North office building in an all cash sale for $17,746,000. From the proceeds of the sale, the Partnership paid $392,666 in selling costs. The basis of the property was $10,604,363 which is net of accumulated depreciation of $4,755,475. For financial statement purposes, the Partnership recognized a gain of $6,748,971 from the sale of the property.

(b) In February 1997, the Partnership sold the Ammendale Technology Park - Phase I office building in an all cash sale for $7,732,000. From the proceeds of the sale, the Partnership paid $420,013 in selling costs. The basis of the property was $7,390,935 which is net of accumulated depreciation of $715,809. For financial statement purposes, the Partnership recognized a loss of $78,948 from the sale of the property.

5. Contingencies:

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

6. Subsequent Event:

In April 1997, the Partnership made a distribution of $22,329,747 ($27.00 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a special distribution of Net Cash Proceeds from the sales of the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. Subsequently, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on four additional loans. During 1996, the Partnership sold four properties and the property in which the Partnership held a minority joint venture interest. During February 1997, the
Partnership sold two additional properties. As of March 31, 1997, the Partnership is operating the Bingham Farms Office Plaza - Phase V, which is currently under a contract for sale and the Ross Plaza Shopping Center.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a gain on the February 1997 sale of the 100 Ashford Center North office building resulting in an increase in net income for the quarter ended March 31, 1997 as compared to the same period in 1996. This gain was partially offset by lower income from property operations due to the 1996 sales of four properties and the sale of two additional properties in February 1997. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996, unless otherwise mentioned.

The Partnership sold the Spalding Bridge Apartments and the 1275 K Street, Denver Centerpoint, and Westech 360 office buildings during 1996. In addition, the Partnership sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings during February 1997. As a result, rental income, service income, depreciation, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

The Partnership participated in the operations of the Pacific Center office building, in which it held a joint venture interest, prior to its sale in 1996. As a result of the sale, the Partnership's participation in income of joint venture with an affiliate ceased during 1996.

In connection with the 1997 sales of the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings, the Partnership wrote off the remaining unamortized leasing commissions related to the properties. As a result, amortization of deferred expenses increased during 1997 as compared to 1996.

The Partnership incurred higher investor processing, printing and postage costs in connection with its response to a tender offer during 1997. As a result, administrative expenses increased during 1997 as compared to 1996.

The Partnership sold the 100 Ashford Center North office building in February 1997 and recognized a gain of $6,748,971 on the property sale. The Partnership sold the Ammendale Technology Park - Phase I office building in February 1997 and recognized a loss of $78,948 on the property sale. See Note 4 of Notes to Financial Statements for additional information.

The 1275 K Street and Westech 360 office buildings were owned through joint ventures with affiliates. The affiliates participated in the operations of the properties prior to their sales in 1996. As a result of the sales, the affiliates' participation in income from joint ventures ceased during 1996.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $36,708,000 as compared to December 31, 1996 primarily due to the January 1997 distribution to Tax-exempt Limited Partners from 1996 property sale proceeds, which was partially offset by the proceeds received from the February 1997 property sales. Cash flow of approximately $204,000 provided by the Partnership's operating activities includes cash flow from property operations and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings totaling approximately $24,665,000. Financing activities consisted of distributions to the Partners of approximately $61,397,000 and a net distribution to the affiliated joint venture partners of approximately $181,000. In April 1997, the Partnership made a special Net Cash Proceeds distribution to Tax-Exempt Limited Partners of approximately $22,330,000 from proceeds received from the first quarter 1997 property sales.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1997 and 1996, both of the properties sold in February 1997 and both of the remaining properties as of March 31, 1997 generated positive cash flow.

The four properties sold in 1996 and the property in which the Partnership held a minority joint venture interest, which was also sold in 1996, all generated positive cash flow in 1996. As of March 31, 1997, the occupancy rates at the Ross Plaza Shopping Center and the Bingham Farms Office Plaza - Phase V were 91% and 96%, respectively.

The Partnership sold four properties and the property in which the Partnership held a minority joint venture interest in 1996, and the Partnership sold two additional properties in February 1997, as discussed below. The Partnership has entered into a contract to sell the Bingham Farms Office Plaza - Phase V for $12,000,000. The Partnership is actively marketing for sale its remaining property, the Ross Plaza Shopping Center. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the 100 Ashford Center North office building in an all cash sale for $17,746,000. From the proceeds of the sale, the Partnership paid $392,666 in selling costs. Pursuant to the terms of the sale, $1,100,000 of the proceeds will be retained by the Partnership until November 1997. In accordance with the Partnership Agreement, the Partnership distributed the remaining available proceeds to the Tax-exempt Limited Partners in April 1997.

In February 1997, the Partnership sold the Ammendale Technology Park - Phase I office building in an all cash sale for $7,732,000. From the proceeds of the sale, the Partnership paid $420,013 in selling costs. Pursuant to the terms of the sale, $229,096 of the proceeds will be held in escrow until November 1997. In accordance with the Partnership Agreement, the Partnership distributed the remaining available proceeds to the Tax-exempt Limited Partners in April 1997.

In April 1997, the Partnership made a special distribution of $22,329,747 ($27.00 per Tax-exempt Interest) from Net Cash Proceeds pursuant to the Partnership Agreement to Tax-exempt Limited Partners from the sales of the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings. To date, including the April 1997 cash distribution, Limited Partners have received cash distributions aggregating approximately $117 per
$250 Taxable Interest, of which $91 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $252 per $250 Tax-exempt Interest, of which $121 represents Net Cash Receipts and $131 represents Net Cash Proceeds. In light of results to date, the General Partner does not anticipate that Taxable Limited Partners will recover all of their original investment. However, Taxable Limited Partners will share in the amounts allocated to the Repurchase Fund.

In accordance with the Partnership Agreement, Net Cash Proceeds from property sales are being allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Since a majority of the Partnership's properties have been sold, it is not anticipated that the Partnership will generate further Net Cash Receipts. Taxable Limited Partners are not expected to receive further quarterly distributions, beginning with the April 1997 distribution. Tax-exempt Limited Partners will receive future Net Cash Proceeds distributions primarily from the sales of the Partnership's remaining properties.

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Ross Plaza Shopping Center
--------------------------

As previously reported, on March 18, 1997, the Partnership contracted to sell the Ross Plaza Shopping Center, Federal Way, Washington, to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation, for a sale price of $10,000,000. On April 7, 1997, the purchaser exercised its option to terminate the agreement of sale. Subsequently, on April 15, 1997, the Partnership and the purchaser reinstated the agreement. On May 1, 1997, the purchaser again exercised its option to terminate the agreement of sale. The earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

Bingham Farms Office Plaza - Phase V
------------------------------------

In 1985, the Partnership acquired the Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, utilizing approximately $18,404,000 of offering proceeds.

On May 2, 1997, the Partnership contracted to sell the property for a sale price of $12,000,000 to an unaffiliated party, Bingham Partners, L.P., a Delaware limited partnership (the "Purchaser"). The Purchaser is an affiliate of Insignia Management Group, L.P. ("Insignia") which is providing property management services for the property. The Partnership commenced marketing the property for sale in January 1997. As a result of its marketing efforts, including sending information books to over 50 prospective purchasers, the Partnership received 5 bids from qualified unaffiliated parties to purchase the property, including that of the Purchaser. The Purchaser's bid was the highest of those received by the Partnership and, subsequently, the Partnership and the Purchaser negotiated the agreement of sale.

The Purchaser has deposited $139,535 into an escrow account as earnest money. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on July 7, 1997. From the proceeds of the sale, the Partnership will pay $240,000 as a brokerage commission to another affiliate of the Purchaser. The Purchaser will not pay any of its affiliates a commission pursuant to its purchase of the property. The Partnership will receive the remaining proceeds of approximately $11,760,000, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale.

An affiliate of the Partnership has simultaneously contracted to sell an adjacent phase of the property to the Purchaser.

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

(b) Letter Agreement relating to the sale of the 100 Ashford Center North Office Building, Atlanta, Georgia, previously filed as Exhibit (10)(ii)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

(iii)(a) Agreement of Sale and attachment thereto relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(b) Due Diligence Termination Letter dated April 7, 1997 relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(c) Ratification and Amendment of Agreement of Sale relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(d) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(e) Due Diligence Termination Letter dated May 1, 1997 relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(iv) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 20, 1997 was filed reporting the Agreement of Sale relating to the 100 Ashford Center North Office Building and the reduction of the sale price and extension of the closing date relating to Ammendale Technology Park - Phase I.

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



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Equity Partners-II, the General
                                  Partner



Date:  May 15, 1997
      -----------------