Form 10-Q
period 1997-06-30
BALCOR EQUITY PENSION INVESTORS II
filed 1997-08-07
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS
                                                 1997             1996
                                             ------------     ------------
Cash and cash equivalents                  $   7,759,083    $  66,445,811
Accounts and accrued interest receivable         505,862          498,779
Prepaid expenses                                                  139,249
Deferred expenses, net of accumulated
  amortization of $84,149 in 1997 and
  $336,570 in 1996                               223,099          445,672
                                             ------------     ------------
                                               8,488,044       67,529,511
                                             ------------     ------------
Investment in real estate:
  Land                                         3,268,314        9,442,435
  Buildings and improvements                  27,605,947       44,700,462
                                             ------------     ------------
                                              30,874,261       54,142,897
  Less accumulated depreciation               13,302,466       18,141,065
                                             ------------     ------------
Investment in real estate, net of
  accumulated depreciation                    17,571,795       36,001,832
                                             ------------     ------------
                                           $  26,059,839    $ 103,531,343
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     138,726    $     402,217
Due to affiliates                                147,619          117,602
Security deposits                                146,193          246,359
                                             ------------     ------------
    Total liabilities                            432,538          766,178
                                             ------------     ------------
Commitments and contingencies

Affiliates' participation in joint ventures    1,507,140        1,688,317
                                             ------------     ------------
Limited Partners' capital (939,587 Interests
  issued and outstanding)                     24,899,059      101,505,282
General Partner's deficit                       (778,898)        (428,434)
                                             ------------     ------------
    Total partners' capital                   24,120,161      101,076,848
                                             ------------     ------------
                                           $  26,059,839    $ 103,531,343
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                                 1997             1996
                                             ------------     ------------
Income:
  Rental income                            $   2,207,340    $   9,610,647
  Service income                                 331,842        1,082,326
  Interest on short-term investments             473,846          583,146
  Participation in income of joint venture
    with an affiliate                                              60,109
                                             ------------     ------------
    Total income                               3,013,028       11,336,228
                                             ------------     ------------
Expenses:
  Depreciation                                   632,685        1,633,040
  Amortization of deferred expenses              359,139          125,575
  Property operating                           1,225,176        3,829,101
  Real estate taxes                              236,610        1,029,659
  Property management fees                        97,851          362,881
  Administrative                                 361,958          530,476
                                             ------------     ------------
    Total expenses                             2,913,419        7,510,732
                                             ------------     ------------
Income before net gain on sales of properties
  and affiliates' participation in
  joint ventures                                  99,609        3,825,496
Net gain on sales of properties                6,670,023
Affiliates' participation in income from
  joint ventures                                                 (694,540)
                                             ------------     ------------
Net income                                 $   6,769,632    $   3,130,956
                                             ============     ============
Net income allocated to General Partner             None    $     449,568
                                             ============     ============
Net income allocated to Limited Partners   $   6,769,632    $   2,681,388
                                             ============     ============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)         $        7.20    $        2.85
                                             ============     ============
Distributions to General Partner           $     350,464    $     700,928
                                             ============     ============
Distributions to Limited Partners          $  83,375,855    $   6,308,340
                                             ============     ============
Distribution per Limited Partnership Interest:
  Taxable                                  $        2.60    $        5.20
                                             ============     ============
  Tax-exempt                               $      100.46    $        6.92
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                 1997             1996
                                             ------------     ------------
Income:
  Rental income                            $     780,687    $   4,810,548
  Service income                                  87,832          643,157
  Interest on short-term investments             134,423          269,130
  Participation in income of joint venture
    with an affiliate                                              27,542
                                             ------------     ------------
    Total income                               1,002,942        5,750,377
                                             ------------     ------------
Expenses:
  Depreciation                                   267,743          816,520
  Amortization of deferred expenses                5,636           63,948
  Property operating                             410,267        2,091,146
  Real estate taxes                               63,820          511,985
  Property management fees                        38,971          179,979
  Administrative                                 188,357          381,133
                                             ------------     ------------
    Total expenses                               974,794        4,044,711
                                             ------------     ------------
Income before affiliates' participation in
  joint ventures                                  28,148        1,705,666
Affiliates' participation in income from
  joint ventures                                                 (313,690)
                                             ------------     ------------
Net income                                 $      28,148    $   1,391,976
                                             ============     ============
Net (loss) income allocated to General
  Partner                                  $    (138,507)   $     206,888
                                             ============     ============
Net income allocated to Limited Partners   $     166,655    $   1,185,088
                                             ============     ============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)         $        0.18    $        1.26
                                             ============     ============
Distribution to General Partner                     None    $     350,464
                                             ============     ============
Distribution to Limited Partners           $  22,329,747    $   3,154,170
                                             ============     ============
Distribution per Limited Partnership Interest:
  Taxable                                           None    $        2.60
                                             ============     ============
  Tax-exempt                               $       27.00    $        3.46
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                 1997             1996
                                             ------------     ------------
Operating activities:
  Net income                               $   6,769,632    $   3,130,956
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Net gain on sales of properties         (6,670,023)
      Affiliates' participation in income
        from joint ventures                                       694,540
      Participation in income of joint
        venture with an affiliate                                 (60,109)
      Depreciation of properties                 632,685        1,633,040
      Amortization of deferred expenses          359,139          125,575
      Payment of leasing commissions            (136,566)        (213,924)
      Net change in:
        Accounts and accrued interest
          receivable                              (7,083)          (8,267)
        Prepaid expenses                         139,249          (98,794)
        Accounts payable                        (263,491)        (136,347)
        Due to affiliates                         30,017           23,362
        Accrued real estate taxes                                 (77,621)
        Security deposits                       (100,166)          40,490
                                             ------------     ------------
  Net cash provided by operating activities      753,393        5,052,901
                                             ------------     ------------

Investing activities:
   Proceeds from sales of properties          25,478,000
   Payment of selling costs                     (812,679)
   Capital contribution to joint venture
     with an affiliate                                            (45,552)
   Distribution from joint venture with
     an affiliate                                                  15,068
   Improvements and additions to properties     (197,946)        (190,430)
                                             ------------     ------------
   Net cash provided by or used in investing
     activities                               24,467,375         (220,914)
                                             ------------     ------------
Financing activities:
   Distributions to Limited Partners         (83,375,855)      (6,308,340)
   Distributions to General Partner             (350,464)        (700,928)
   Capital contribution from joint venture
     partner - affiliate                          39,705
   Distributions to joint venture partners -
     affiliates                                 (220,882)        (776,838)
                                             ------------     ------------

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


  Net cash used in financing activites       (83,907,496)      (7,786,106)
                                             ------------     ------------

Net change in cash and cash equivalents      (58,686,728)      (2,954,119)

Cash and cash equivalents at beginning of
  period                                      66,445,811       24,596,293
                                             ------------     ------------
Cash and cash equivalents at end of period $   7,759,083    $  21,642,174
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated no income in 1997 for financial statement purposes.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties, including two in which the Partnership owned a majority joint venture interest, and the property in which the Partnership held a minority joint venture interest. The majority of the proceeds from the sales of these properties were distributed to Tax-exempt Limited Partners in October 1996 and January 1997. During February 1997, the Partnership sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings. The majority of the proceeds from the sales of these properties were distributed to Tax-exempt Limited Partners in April 1997. During July 1997,the Partnership sold the Bingham Farms Office Plaza - Phase V. The majority of the proceeds from the sale of this property will be distributed to Tax-exempt Limited Partners in October 1997. The Partnership has entered into a contract to sell its remaining property, the Ross Plaza Shopping Center. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership, including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost    $76,957     $34,401       $147,619

4. Property Sales:

(a) In February 1997, the Partnership sold the 100 Ashford Center North office building in an all cash sale for $17,746,000. From the proceeds of the sale, the Partnership paid $392,666 in selling costs. The basis of the property was $10,604,363, which is net of accumulated depreciation of $4,755,475. For financial statement purposes, the Partnership recognized a gain of $6,748,971 from the sale of the property.

(b) In February 1997, the Partnership sold the Ammendale Technology Park - Phase I office building in an all cash sale for $7,732,000. From the proceeds of the sale, the Partnership paid $420,013 in selling costs. The basis of the property was $7,390,935, which is net of accumulated depreciation of $715,809. For financial statement purposes, the Partnership recognized a loss of $78,948 from the sale of the property.

5. Affiliates' Participation in Joint Ventures:

(a) The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds was retained by the Partnership and is unavailable for distribution until September 1997. The affiliate's share of these proceeds is $903,105.

(b) The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds was retained by the Partnership and is unavailable for distribution until September 1997. The affiliate's share of these proceeds is $604,035.

6. Contingencies:

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

7. Subsequent Event:

In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase V in an all cash sale for $11,200,000. From the proceeds of the sale, the Partnership paid $350,025 in selling costs. The basis of the property was $9,646,119, which is net of accumulated depreciation of $6,681,081. For financial statement purposes, the Partnership will recognize a gain of approximately $1,204,000 from the sale of the property during the third quarter of 1997.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. Subsequently, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on four additional loans. During 1996, the Partnership sold four properties and the property in which the Partnership held a minority joint venture interest. During February 1997, the Partnership sold two additional properties and during July 1997 sold the Bingham Farms Office Plaza - Phase V. Currently, the Partnership has entered into a contract for the sale of its remaining property, the Ross Plaza Shopping Center.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a gain in connection with the February 1997 sale of the 100 Ashford Center North office building which resulted in an increase in net income for the six months ended June 30, 1997 as compared to the same period in 1996. This increase in net income was partially offset by a decrease in income from operations as a result of the 1996 and 1997 sales of the Partnership's properties. The sale of the properties which were generating income resulted in a decrease in net income during the quarter ended June 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.


1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

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

Higher average cash balances were available in 1996 primarily due to the timing of the distribution of the proceeds received by the Partnership from the Colonial Coach and Castlewood West loan prepayment. This resulted in a decrease in interest income on short-term investments during 1997 as compared to 1996.

The Partnership participated in the operations of the Pacific Center office building, in which it held a joint venture interest, prior to its sale in 1996. As a result of the sale, the Partnership's participation in income of joint venture with an affiliate ceased during 1996.

In connection with the first quarter 1997 sales of the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings, the Partnership wrote off the remaining unamortized leasing commissions related to the properties. As a result, amortization of deferred expenses increased during the six months ended June 30, 1997 as compared to the same period in 1996. In addition, as a result of the first quarter 1997 property sales as well as the 1996 sales, amortization of deferred expenses decreased during the quarter ended June 30, 1997 as compared to the same period in 1996.

The Partnership incurred higher consulting and postage costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expenses decreased during 1997 as compared to 1996.

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

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership as of June 30, 1997 decreased by approximately $58,687,000 as compared to December 31, 1996 primarily due to the January 1997 and April 1997 distributions to Tax-exempt Limited Partners from 1996 property sale proceeds, which was partially offset by the proceeds received from the February 1997 property sales. Cash flow of approximately $753,000 provided by the Partnership's operating activities includes cash flow from property operations and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net proceeds received from the sales of the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings totaling approximately $24,665,000, less improvements to the Ross Plaza Shopping Center of approximately $198,000. Financing activities consisted of distributions to the Partners of approximately $83,726,000 and a net distribution to the affiliated joint venture partners of approximately $181,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. The Ammendale Technology Park - Phase I office building generated positive cash flow in 1997 prior to its sale. This property generated a marginal cash flow deficit during the six months ended June 30, 1996 due to significant leasing costs incurred in 1996. The 100 Ashford Center North office building generated positive cash flow during 1996 and prior to its sale in 1997. The Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center both generated positive cash flow during the six months ended June 30, 1996 and 1997. The four properties sold in 1996 and the property in which the Partnership held a minority joint venture interest, which was also sold in 1996, all generated positive cash flow during the six months ended June 30, 1996. As of June 30, 1997, the occupancy rate at the Ross Plaza Shopping Center was 89%.

The Partnership sold four properties and the property in which the Partnership held a minority joint venture interest in 1996, and the Partnership sold three additional properties in 1997, as discussed below. The Partnership has entered into a contract for the sale of its remaining property, the Ross Plaza Shopping Center, for a sale price of $10,250,000. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase V in an all cash sale for $11,200,000. From the proceeds of the sale, the Partnership paid $350,025 in selling costs. In accordance with the Partnership Agreement, the Partnership will distribute the available proceeds to the Tax-exempt Limited Partners in October 1997.

The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds is retained by the Partnership and is unavailable for distribution until September 1997. The affiliate's share of these proceeds is $903,105.

The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds is retained by the Partnership and is unavailable for distribution until September 1997. The affiliate's share of these proceeds is $604,035.

To date, Limited Partners have received cash distributions aggregating approximately $117 per $250 Taxable Interest, of which $91 represents Net Cash Receipts and $26 represents Net Cash Proceeds, and $252 per $250 Tax-exempt Interest, of which $121 represents Net Cash Receipts and $131 represents Net Cash Proceeds. In light of results to date, the Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive amounts allocated to the Repurchase Fund.

In accordance with the Partnership Agreement, Net Cash Proceeds from property sales are being allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Since all of the Partnership's properties except the Ross Plaza Shopping Center have been sold, the Partnership discontinued Net Cash Receipts distributions beginning with the second quarter of 1997. Taxable Limited Partners are not expected to receive further quarterly distributions. Tax-exempt Limited Partners will receive future Net Cash Proceeds distributions primarily from the sales of the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center.

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Bingham Farms Office Plaza - Phase V
------------------------------------
As previously reported, on May 2, 1997, the Partnership contracted to sell the Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, to an unaffiliated party, Bingham Partners, L.P., a Delaware limited partnership, for a sale price of $12,000,000. The Partnership and the purchaser agreed to reduce the sale price to $11,200,000 and the sale closed on July 2, 1997. From the proceeds of the sale, the Partnership paid $224,000 as a brokerage commission to an affiliate of the property manager and purchaser and $126,025 in closing costs. The Partnership received the remaining $10,849,975 of sale proceeds.

Ross Plaza Shopping Center
--------------------------
In 1985, the Partnership acquired the Ross Plaza shopping center (formerly known as Century Square Shopping Center), Federal Way, Washington, utilizing approximately $12,218,000 of offering proceeds.

On July 30, 1997, the Partnership contracted to sell the property for a sale price of $10,250,000 to an unaffiliated party, The Fremont Group, LLC, a Connecticut limited liability company. The purchaser has deposited $250,000 into an escrow account as earnest money. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on August 27, 1997. From the proceeds of the sale, the Partnership will pay $256,250 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Partnership will receive the remaining proceeds of approximately $9,994,000, less closing costs. Of such proceeds, $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 90 days after closing. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for actual expenses incurred in connection with the sale of the property.

An affiliate of the Partnership has contracted to sell one other property to the purchaser.

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

(iii) (a) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iv) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is hereby incorporated by reference.

(iii) (b) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, is attached hereto.

(iii) (c) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, is attached hereto.

(iv) Agreement of Sale and attachment thereto relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

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



Date:  August 7, 1997
      -----------------