Form 10-Q
period 1997-09-30
BALCOR EQUITY PENSION INVESTORS II
filed 1997-11-10
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               -------------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                               1997            1996
                                          --------------  --------------
Cash and cash equivalents                 $  25,597,221   $  66,445,811
Accounts and accrued interest receivable        483,797         498,779
Prepaid expenses                                                139,249
Deferred expenses, net of accumulated
  amortization of $336,570 in 1996                              445,672
                                          --------------  --------------
                                             26,081,018      67,529,511
                                          --------------  --------------
Investment in real estate:
  Land                                                        9,442,435
  Buildings and improvements                                 44,700,462
                                                          --------------
                                                             54,142,897
  Less accumulated depreciation                              18,141,065
                                                          --------------
Investment in real estate, net of
  accumulated depreciation                                   36,001,832
                                          --------------  --------------
                                          $  26,081,018   $ 103,531,343
                                          ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $      46,783   $     402,217
Due to affiliates                               129,245         117,602
Security deposits                                               246,359
                                          --------------  --------------
    Total liabilities                           176,028         766,178
                                          --------------  --------------
Commitments and contingencies

Affiliates' participation in
  joint ventures                                              1,688,317
                                                          --------------
Limited Partners' capital (939,587
  Interests issued and outstanding)          26,683,888     101,505,282
General Partner's deficit                      (778,898)       (428,434)
                                          --------------  --------------
    Total partners' capital                  25,904,990     101,076,848
                                          --------------  --------------
                                          $  26,081,018   $ 103,531,343
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                 (Unaudited)

                                                1997            1996
                                          --------------  --------------
Income:
  Rental income                           $   2,395,225   $  14,453,352
  Service income                                391,515       1,490,164
  Interest on short-term investments            732,572         867,598
  Participation in income of joint venture
    with an affiliate                                            93,398
                                          --------------  --------------
    Total income                              3,519,312      16,904,512
                                          --------------  --------------

Expenses:
  Depreciation                                  731,235       2,445,941
  Amortization of deferred expenses             582,238         187,577
  Property operating                          1,399,981       5,806,348
  Real estate taxes                             253,865       1,545,081
  Property management fees                      112,877         534,580
  Administrative                                470,567         844,161
                                          --------------  --------------
    Total expenses                            3,550,763      11,363,688
                                          --------------  --------------
(Loss) income before net gains on sales of
  properties and affiliates' participation
  in joint ventures                             (31,451)      5,540,824
Net gains on sales of properties               8,585,912       3,362,380
Affiliates' participation in income from
  joint ventures                                             (1,079,747)
                                          --------------  --------------
Net income                                $   8,554,461   $   7,823,457
                                          ==============  ==============
Net income allocated to General Partner            None   $     686,075
                                          ==============  ==============
Net income allocated to Limited Partners  $   8,554,461   $   7,137,382
                                          ==============  ==============
Net income per Limited Partnership
  Interest (939,587 issued and
  outstanding)                            $        9.10   $        7.60
                                          ==============  ==============
Distributions to General Partner          $     350,464   $   1,051,391
                                          ==============  ==============
Distributions to Limited Partners         $  83,375,855   $   9,462,510
                                          ==============  ==============

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                1997            1996
                                          --------------  --------------
Distributions per Limited
  Partnership Interest:
  Taxable                                 $        2.60   $        7.80
                                          ==============  ==============
  Tax-exempt                              $      100.46   $       10.38
                                          ==============  ==============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)

                                                1997            1996
                                          --------------  --------------
Income:
  Rental income                           $     187,885   $   4,842,705
  Service income                                 59,673         407,838
  Interest on short-term investments            258,726         284,452
  Participation in income of joint venture
    with an affiliate                                            33,289
                                          --------------  --------------
    Total income                                506,284       5,568,284
                                          --------------  --------------

Expenses:
  Depreciation                                   98,550         812,901
  Amortization of deferred expenses             223,099          62,002
  Property operating                            174,805       1,977,247
  Real estate taxes                              17,255         515,422
  Property management fees                       15,026         171,699
  Administrative                                108,609         313,685
                                          --------------  --------------
    Total expenses                              637,344       3,852,956
                                          --------------  --------------
(Loss) income before gains on sales of
  properties and affiliates' participation
  in joint ventures                            (131,060)      1,715,328
Gains on sales of properties                   1,915,889       3,362,380
Affiliates' participation in income from
  joint ventures                                               (385,207)
                                          --------------  --------------
Net income                                $   1,784,829   $   4,692,501
                                          ==============  ==============
Net income allocated to General Partner            None   $     236,507
                                          ==============  ==============
Net income allocated to Limited Partners  $   1,784,829   $   4,455,994
                                          ==============  ==============
Net income per Limited Partnership
  Interest (939,587 issued and
  outstanding)                            $        1.90   $        4.75
                                          ==============  ==============
Distribution to General Partner                    None   $     350,463
                                          ==============  ==============
Distribution to Limited Partners                   None   $   3,154,170
                                          ==============  ==============

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                               1997            1996
                                          --------------  --------------
Distribution per Limited
  Partnership Interest:
  Taxable                                          None   $        2.60
                                          ==============  ==============
  Tax-exempt                                       None   $        3.46
                                          ==============  ==============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                               1997            1996
                                          --------------  --------------
Operating activities:
  Net income                              $   8,554,461   $   7,823,457
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Net gains on sales of properties        (8,585,912)     (3,362,380)
      Affiliates' participation in income
        from joint ventures                                   1,079,747
      Participation in income of joint
        venture with an affiliate                               (93,398)
      Depreciation of properties                731,235       2,445,941
      Amortization of deferred expenses         582,238         187,577
      Payment of leasing commissions           (136,566)       (213,924)
      Net change in:
        Accounts and accrued interest
          receivable                             14,982         (20,322)
        Prepaid expenses                        139,249        (345,837)
        Accounts payable                       (355,434)          2,240
        Due to affiliates                        11,643          51,932
        Accrued real estate taxes                               (14,963)
        Security deposits                      (246,359)            852
                                          --------------  --------------
  Net cash provided by operating
    activities                                  709,537       7,540,922
                                          --------------  --------------

Investing activities:
   Proceeds from sales of properties         45,731,500       9,872,500
   Payment of selling costs                  (1,677,041)       (267,092)
   Capital contribution to joint venture
     with an affiliate                                          (45,552)
   Distribution from joint venture with
     an affiliate                                                62,651
   Improvements and additions
     to properties                             (197,950)       (430,598)
                                          --------------  --------------
   Net cash provided by investing
     activities                              43,856,509       9,191,909
                                          --------------  --------------

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                               1997            1996
                                          --------------  --------------
Financing activities:
   Distributions to Limited Partners        (83,375,855)     (9,462,510)
   Distributions to General Partner            (350,464)     (1,051,391)
   Deemed distribution to Limited Partners                      (79,768)
   Capital contribution from joint venture
     partner - affiliate                         39,705
   Distributions to joint venture
     partners - affiliates                   (1,728,022)     (1,269,091)
                                          --------------  --------------
  Net cash used in financing activites      (85,414,636)    (11,862,760)
                                          --------------  --------------

Net change in cash and cash equivalents     (40,848,590)      4,870,071

Cash and cash equivalents at beginning
  of period                                  66,445,811      24,596,293
                                          --------------  --------------
Cash and cash equivalents at
  end of period                           $  25,597,221   $  29,466,364
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(b) The Partnership has restated net income for the nine months and quarter ended September 30, 1996 as a result of the state withholding taxes paid in connection with the sale of the Spalding Bridge Apartments. Such amounts had previously been recorded as an expense of sale. The state withholding taxes are now reflected as a deemed distribution. Accordingly, there was no change to partners' capital as a result of this restatement.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties, including two properties in which the Partnership owned a majority joint venture interest, and the property in which the Partnership held a minority joint venture interest. The majority of the proceeds from the sales of these properties were distributed to Tax-exempt Limited Partners in October 1996 and January 1997. During February 1997, the Partnership sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings. The majority of the proceeds from the sales of these properties were distributed to Tax-exempt Limited Partners in April 1997. During July and August 1997, the Partnership sold its remaining two properties, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center, respectively. The majority of the proceeds from the sales of these properties were distributed to Tax-exempt Limited Partners in October 1997. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial

Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost     $126,356     $49,399      $129,245

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

(c) In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase V in an all cash sale for $11,200,000. From the proceeds of the sale, the Partnership paid $350,025 in selling costs. The basis of the property was $9,646,119, which is net of accumulated depreciation of $6,681,081. For financial statement purposes, the Partnership recognized a gain of $1,203,856 from the sale of the property.

(d) In August 1997, the Partnership sold the Ross Plaza Shopping Center in an all cash sale for $9,400,000. In connection with the sale, the purchaser received a credit of $346,500 to remedy certain environmental issues at the property. From the proceeds of the sale, the Partnership paid $514,337 in selling costs. The basis of the property was $7,827,130, which is net of accumulated depreciation of $6,719,935. For financial statement purposes, the Partnership recognized a gain of $712,033 from the sale of the property.

5. Affiliates' Participation in Joint Ventures:

(a) The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds was retained by the Partnership and was unavailable for distribution until September 1997, at which time the funds were released in full. The affiliate's share of these proceeds was $903,105.

(b) The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until September 1997, at which time the funds were released in full. The affiliate's share of these proceeds was $604,035.

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

7. Subsequent Event:

In October 1997, the Partnership made a distribution of $21,552,341 ($26.06 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a special distribution of Net Cash Proceeds from the 1997 sales of the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center, and the release of sale holdbacks from the 1996 sales of the 1275 K Street and Westech 360 office buildings.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. Subsequently, the Partnership acquired three properties through foreclosure on loans and accepted prepayments on four additional loans. During 1996, the Partnership sold four properties and the property in which the Partnership held a minority joint venture interest. During February 1997, the Partnership sold the 100 Ashford Center North and Ammendale Technology Park - Phase I office buildings. In addition, the Partnership sold its remaining two properties, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center in July and August 1997, respectively. As of September 30, 1997, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized gains in connection with the sales of the 100 Ashford Center North office building, Bingham Farms Office Plaza - Phase V and Ross Plaza Shopping Center in February, July and August 1997, respectively. The Partnership also recognized a loss in connection with the sale of the Ammendale Technology Park - Phase I in February 1997. The net gains from the sales of the properties in 1997 were higher than the gain recognized in connection with the sale of the Spalding Bridge Apartments in September 1996, which was the primary reason for the increase in net income for the nine months ended September 30, 1997 as compared to the same period in 1996. In addition, the gain recognized in connection with the sale of the Spalding Bridge Apartments in September 1996 was higher than the net gains recognized by the Partnership during the third quarter of 1997, which is the primary reason for the decrease in net income during the quarter ended September 30, 1997 as compared to the same period in 1996. The properties sold in 1996 and 1997 were generating income prior to their sales. The decrease in income from property operations partially offset the increase in net income during the nine months ended September 30, 1997 and contributed to the decrease in net income for the quarter ended September 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

The Partnership sold the Spalding Bridge Apartments and the 1275 K Street, Denver Centerpoint, and Westech 360 office buildings during 1996. In addition, the Partnership sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center during 1997. As a result, rental income, service income, depreciation, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

Higher average cash balances were available for investment in 1996 primarily due to the proceeds received by the Partnership from the Colonial Coach and Castlewood West loan prepayment and the sale of Spalding Bridge Apartments, prior to distribution to Partners. This resulted in a decrease in interest income on short-term investments during 1997 as compared to 1996. This decrease was partially offset by the investment in 1997 of proceeds received from the sale of the Partnership's properties during the fourth quarter of 1996 and in 1997, prior to distribution to Partners.

The Partnership participated in the operations of the Pacific Center office building, in which it held a joint venture interest, prior to its sale in 1996. As a result of the sale, the Partnership's participation in income of joint venture with an affiliate ceased during 1996.

In connection with the 1997 sales of the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center, the Partnership wrote off the remaining unamortized leasing commissions related to the properties. As a result, amortization of deferred expenses increased during 1997 as compared to 1996. This decrease was partially offset by the write-off in 1996 of the remaining unamortized leasing commissions related to the properties sold by the Partnership during 1996.

The Partnership incurred higher consulting, investor processing, legal, postage and printing costs in connection with its response to a tender offer and related litigation during 1996, which was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996.

The Partnership sold the Ammendale Technology Park - Phase I, 100 Ashford Center North office building, Bingham Farms Office Plaza - Phase V and Ross Plaza Shopping Center in 1997 and recognized a net gain on sales of properties of $8,585,912. During 1996, the Partnership recognized a gain of $3,362,380 in connection with the sale of the Spalding Bridge Apartments. See Note 4 of Notes to Financial Statements for additional information.

The 1275 K Street and Westech 360 office buildings were owned through joint ventures with affiliates. The affiliates participated in the operations of the properties prior to their sales in 1996. As a result of the sales, affiliates' participation in income from joint ventures ceased during 1996.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership decreased by approximately $40,849,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to special distributions made to Tax-exempt Limited Partners in January and April 1997 from proceeds received in connection with the December 1996 and February 1997 property sales, which was partially offset by the proceeds received from the July and August 1997 sales. Cash flow of approximately $710,000 was provided by the Partnership's operating activities consisting primarily of cash flow from property operations and interest income on short-term investments, which were partially offset by the payment of expenses on sold properties and administrative expenses. Investing activities consisted of the net proceeds received in connection with the 1997 sales of the 100 Ashford Center North and Ammendale Technology Park - Phase I office buildings, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center totaling approximately $44,054,000, less improvements to the Ross Plaza Shopping Center of approximately $198,000. Financing activities consisted of distributions to Partners of approximately $83,726,000 and net distributions to joint venture partners - affiliates of approximately $1,689,000. In October 1997, the Partnership made a special distribution to Tax-exempt Limited Partners of approximately $21,552,000 representing Net Cash Proceeds from the 1997 sales of the Bingham Farms Office Plaza - Phase V and Ross Plaza Shopping Center, and the release of sale holdbacks from the 1996 sales of the 1275 K Street and Westech 360 office buildings.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurance of certain events, including the disposition of all interests in real estate. The Partnership sold four properties and the property in which the Partnership held a minority joint venture interest in 1996, and the Partnership sold its remaining four properties in 1997, as discussed below.
The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase V in an all cash sale for $11,200,000. From the proceeds of the sale, the Partnership paid $350,025 in selling costs. In accordance with the Partnership Agreement, the Partnership distributed the remaining available proceeds to the Tax-exempt Limited Partners in October 1997.

In August 1997, the Partnership sold the Ross Plaza Shopping Center in an all cash sale for $9,400,000. In connection with the sale, the purchaser received a credit of $346,500 to remedy certain environmental issues at the property. From the proceeds of the sale, the Partnership paid $514,337 in selling costs. Pursuant to the sale agreement, $250,000 of the proceeds is being retained by the Partnership, of which $150,000 is unavailable for distribution until November 1997 and $100,000 is unavailable for distribution until the later of February 1998 or the resolution of a dispute with a tenant at the property. In accordance with the Partnership Agreement, the Partnership distributed the remaining available proceeds to the Tax-exempt Limited Partners in October 1997.

The 1275 K Street office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $2,287,500 of the sale proceeds was retained by the Partnership and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $1,384,395, which were distributed to Tax-exempt Limited Partners in October 1997.

The Westech 360 office building was owned by a joint venture consisting of the Partnership and an affiliate. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,395,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $790,965, which were distributed to Tax-exempt Limited Partners in October 1997.

In October 1997, the Partnership made a special distribution of $21,552,341 ($26.06 per Tax-exempt Interest) from Net Cash Proceeds pursuant to the Partnership Agreement to Tax-exempt Limited Partners from the 1997 sales of the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center, and the release of sale holdbacks from the 1996 sales of the 1275 K Street and Westech 360 office buildings. To date, including the October 1997 distribution, Limited Partners have received cash distributions aggregating approximately $116.78 per $250 Taxable Interest, of which $90.95 represents Net Cash Receipts and $25.83 represents Net Cash Proceeds, and $278.10 per $250 Tax-exempt Interest, of which $121.03 represents Net Cash Receipts and $157.07 represents Net Cash Proceeds. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive amounts allocated to the Repurchase Fund.

In accordance with the Partnership Agreement, Net Cash Proceeds from property sales are being allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Since all of the Partnership's properties have been sold, the

Partnership discontinued Net Cash Receipts distributions beginning with the second quarter of 1997. Taxable and Tax-exempt Limited Partners are not expected to receive further quarterly distributions.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Ross Plaza Shopping Center
--------------------------

As previously reported, on July 30, 1997, the Partnership contracted to sell the Ross Plaza Shopping Center, Federal Way, Washington, to an unaffiliated party, The Fremont Group, LLC, a Connecticut limited liability company, for a sale price of $10,250,000. The Partnership and the purchaser subsequently agreed to reduce the sale price to $9,400,000. The purchaser assigned its rights under the agreement of sale to an affiliate, JDI Tacoma Limited Partnership, an Illinois limited partnership, and the sale closed on August 27, 1997. The purchaser received a $346,500 credit against the sale price to remedy certain environmental issues at the property. From the proceeds of the sale, the Partnership paid $235,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $279,337 in closing costs. The Partnership received the remaining $8,539,163 of sale proceeds. Of such proceeds, $150,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 90 days after closing. An additional $100,000 of proceeds will be retained by the Partnership and will not be available for use or distribution by the Partnership until the later of 180 days after closing or the resolution of a dispute with a tenant at the property as described in the agreement of sale.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 25, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-13348), are incorporated herein by reference.

(10) Material Contracts:

(i) Agreement of Sale and attachments thereto relating to the sale of the 1275 K Street office building, Washington, D.C., previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated November 29, 1996, is incorporated herein by reference.

(ii)(a) Agreement of Sale and attachment thereto relating to the sale of the 100 Ashford Center North office building, Atlanta, Georgia, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated January 20, 1997, is incorporated herein by reference.

(ii)(b) Letter Agreement relating to the sale of the 100 Ashford Center North office building, Atlanta, Georgia, previously filed as Exhibit (10)(ii)(b) to the Registrant's Current Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(iii)(a) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.

(iii)(b) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iii)(b) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(iii)(c) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iii)(c) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(iv)(a) Agreement of Sale and attachment thereto relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv) to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(iv)(b) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(iv)(c) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


Date: November 7, 1997
      -----------------