Form 10-K
period 1997-12-31
BALCOR EQUITY PENSION INVESTORS II
filed 1998-03-24
CIK 748501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------

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

Item 1. Business
----------------

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $234,896,750 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded seven loans and acquired five real property investments plus a minority joint venture interest in an additional real
property investment and has since disposed of all of these investments.   The
Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold four properties, which included two properties in which it owned a majority joint venture interest, and the property in which it held a minority joint venture interest. During February 1997, the Registrant sold the Ammendale Technology Park - Phase I and 100 Ashford Center North Office Buildings. During July and August 1997, the Registrant sold its remaining two properties, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center, respectively. The Registrant has retained a portion of the cash to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant, including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During 1997, the Registrant sold the Ammendale Technology Park - Phase I, 100 Ashford Center North Office Building, Bingham Farms Office Plaza - Phase V and Ross Plaza Shopping Center in all cash sales for $7,732,000, $17,746,000, $11,200,000, and $9,400,000, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Equity Partners-II, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

In August 1997, the Registrant sold the Ross Plaza Shopping Center to a third party. At closing, the purchaser received a credit against the sale price of $346,500 to remedy certain environmental issues at the property, principally contamination resulting from a dry cleaning facility located on the property. The General Partner believes that the Registrant will have no further liability relating to the environmental issues at the property.

Item 2. Properties
------------------
As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships""), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Klein, et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action. The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint. As a result, this case will be deleted from all future reports of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 35,554.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    ----------  ----------  ----------  ----------  ----------

Total income       $3,648,658  $23,817,831$21,585,862 $20,684,580   $21,902,189
Provision for
  investment
  property
  writedowns             None      968,000       None        None     9,810,000
Provision for loan
  receivable
  writedowns             None         None    768,066        None     1,850,000
(Loss) income before
  net gain on
  sales of
  properties,
  affiliates'
  participation in
  joint ventures and
  equity in loss
  from investment
  in acquisition
  loan                (2,997)    7,402,708  5,707,529   5,808,928   (4,149,426)
Net income (loss)   8,582,915   19,499,123  4,556,857   4,889,802   (5,456,189)
Net income (loss)
  per Limited Part-
  nership Interest-
  Basic and Diluted       9.13      19.73        4.00        4.40        (6.64)
Total assets         4,460,240 103,531,343 120,655,642123,673,352   126,764,825
Cash distributions
  per Taxable
  Limited Partnership
  Interest                2.60       10.40        5.20       5.20          5.35

Cash distributions
  per Tax-exempt
  Limited Partnership
  Interest(A)           126.52       22.02         6.92      6.92          7.12

(A) These amounts include distributions of original capital of $123.06 and $8.18 per Tax-exempt Limited Partnership Interest during 1997 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors - II A Real Estate Limited Partnership (the "Partnership") sold four properties and the property in which it held a minority joint venture interest in 1996 and sold its remaining four properties in 1997. As a result of lower net gains from property sales in 1997 as compared to 1996 and lower income from property operations in 1997 due to the property sales, net income decreased during 1997 as compared to 1996. As a result of the net gains from property sales in 1996, net income increased during 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

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

Higher average cash balances were available in 1996 primarily due to the proceeds received by the Partnership from the Colonial Coach and Castlewood West loan prepayment in 1995 prior to distribution to Partners in October of 1996 and the proceeds received from the sale of the Spalding Bridge Apartments in September 1996 prior to distribution to Partners in January 1997. This resulted in a decrease in interest income on short-term investments during 1997 as compared to 1996.

The Partnership participated in the operations of the Pacific Center office building, in which it held a joint venture interest, prior to its sale in 1996. As a result of the sale, the Partnership's participation in income of joint venture with an affiliate ceased during 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership's amortization expense during 1997 and 1996 consisted of the amortization of deferred leasing commissions related to the commercial properties and, upon sale of the properties, the write-off of the remaining unamortized leasing commissions.

The Partnership incurred higher consulting, investor processing, legal, postage and printing costs in connection with its response to a tender offer and related litigation during 1996. As a result, administrative expenses decreased during 1997 as compared to 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a provision for investment property writedown of $968,000 to provide for a change in the estimate of fair value of the Ammendale Technology Park - Phase I.

During 1997, the Partnership sold the Ammendale Technology Park - Phase I, 100 Ashford Center North office building, Bingham Farms Office Plaza - Phase V and Ross Plaza Shopping Center and recognized gains totaling $8,664,860 on three of the property sales and recognized a loss of $78,948 on the Ammendale Technology Park - Phase I sale. During 1996, the Partnership sold the Spalding Bridge Apartments and the Denver Centerpoint, Westech 360 and 1275 K Street office buildings and recognized gains totaling $20,627,020 on three of the property sales and recognized a loss of $5,028,903 on the 1275 K Street Office Building sale. See Note 12 of Notes to Financial Statements for additional information.

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

Due to the 1996 sales of the Denver Centerpoint, Westech 360 and 1275 K Street office buildings, the Partnership fully amortized the remaining deferred leasing commissions and as a result, amortization of deferred expenses increased during 1996 as compared to 1995.

The Partnership incurred higher consulting, investor processing, legal, printing and postage costs in connection with its response to a tender offer and related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $62,145,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to distributions made to Tax-exempt Limited Partners in 1997, which were partially offset by the proceeds received from the sale of the Partnership's remaining four properties in 1997. Cash flow of approximately $966,000 was provided by the Partnership's operating activities consisting primarily of cash flow from property operations and interest income on short-term investments, which were partially offset by the payment of expenses on sold properties and administrative expenses. Investing activities consisted of the net proceeds received in connection with the 1997 sales of the 100 Ashford Center North and Ammendale Technology Park - Phase I office buildings, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center totaling approximately $44,054,000, less improvements to the Ross Plaza Shopping Center of approximately $198,000. Financing activities consisted of distributions to Partners of approximately $105,279,000 and net distributions to joint venture partners - affiliates of approximately $1,688,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties, including two properties in which it owned a majority joint venture interest, and the property in which it held a minority joint venture interest. During 1997, the Partnership sold its remaining four properties. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership sold the 100 Ashford Center North office building in an all cash sale for $17,746,000. From the proceeds of the sale, the Partnership paid $392,666 in selling costs. Pursuant to the terms of the sale, $1,100,000 of the proceeds was retained by the Partnership until November 1997, at which time the funds were released in full. In accordance with the Partnership Agreement, the Partnership distributed the available proceeds to the Tax-exempt Limited Partners in April 1997.

In February 1997, the Partnership sold the Ammendale Technology Park - Phase I office building in an all cash sale for $7,732,000. From the proceeds of the sale, the Partnership paid $420,013 in selling costs. Pursuant to the terms of the sale, $229,096 of the proceeds was held in escrow until November 1997. The escrow proceeds were released in full in December 1997. In accordance with the Partnership Agreement, the Partnership distributed the available proceeds to the Tax-exempt Limited Partners in April 1997.

In July 1997, the Partnership sold the Bingham Farms Office Plaza - Phase V in an all cash sale for $11,200,000. From the proceeds of the sale, the Partnership paid $350,025 in selling costs. In accordance with the Partnership Agreement, the Partnership distributed the available proceeds to the Tax-exempt Limited Partners in October 1997.

In August 1997, the Partnership sold the Ross Plaza Shopping Center in an all cash sale for $9,400,000. In connection with the sale, the purchaser received a credit of $346,500 to remedy certain environmental issues at the property. From the proceeds of the sale, the Partnership paid $514,337 in selling costs. Pursuant to the sale agreement, $150,000 of the proceeds was retained by the Partnership until December 1997, at which time the funds were released in full. In addition, pursuant to the sale agreement, $100,000 of the proceeds is being retained by the Partnership and is not available for distribution until a dispute with a tenant at the property is resolved. In accordance with the Partnership Agreement, the Partnership distributed the available proceeds to the Tax-exempt Limited Partners in October 1997.

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

The Partnership made distributions totaling $2.60, $10.40 and $5.20 per Taxable Interest and $126.52, $22.02 and $6.92 per Tax-exempt Interest in 1997, 1996 and 1995, respectively. Distributions to Tax-exempt Limited Partners were comprised of $3.46 of Net Cash Receipts and $123.06 of Net Cash Proceeds in 1997, $13.84 of Net Cash Receipts and $8.18 of Net Cash Proceeds in 1996 and $6.92 of Net Cash Receipts in 1995. Distributions to Taxable Limited Partners were comprised of Net Cash Receipts in all three years.

To date, Limited Partners have received cash distributions aggregating $116.78 per $250 Taxable Interest, of which $90.95 represents Net Cash Receipts and $25.83 represents Net Cash Proceeds, and $278.10 per $250 Tax-exempt Interest, of which $121.03 represents Net Cash Receipts and $157.07 represents Net Cash Proceeds. In accordance with the Partnership Agreement, Net Cash Proceeds from property sales were allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. The Partnership expects to distribute the available Net Cash Proceeds from the release of certain property sale holdbacks to Tax-exempt Limited Partners in April 1998. Thereafter, no additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 24,071 Interests and cash of $2,878,143 in the Repurchase Fund.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      ----------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets          $4,460,240 $26,833,516   $103,531,343  $126,008,880
Partners' capital
  (deficit):
  General Partner       (778,898) (3,898,625)      (428,434)      591,309
  Limited Partners     5,160,001  30,676,130    101,505,282   145,472,847

Net income (loss):
  General Partner           None  (4,139,470)       962,253       689,035
  Limited Partners     8,582,915  (9,868,521)    18,536,870   (12,640,017)
  Per Limited Part-
  nership Interest          9.13(A)    (B)            19.73(A)      (B)

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

(B) The net income (loss) is ($16.08) per Tax-exempt Interest and $30.46 per Taxable Interest for 1997 and $(16.70) per Tax-exempt Interest and $10.40 per Taxable Interest for 1996.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $6,252 in 1997 with respect to one of the executive officers and directors of Balcor Equity Partners-II, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                  Name and        Amount and
                  Address of      Nature of      Percent
                  Beneficial      Beneficial     of
Title of Class    Owner           Ownership      Class
-----------------------------------------------------------
Limited           Walton Street    50,143.68      5.34%
Partnership       Capital          Limited
Interests         Acquisition      Partnership
                  Co. II, L.C.C.   Interests
                  Chicago,
                  Illinois

Limited           Beattie          27,000.43      2.87%
Partnership       Place            Limited
Interests         Greenville,      Partnership
                  South Carolina   Interests

While Beattie Place individually owns less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.C.C. is an affiliate of Beattie Place and, collectively, they own 8.21% of the Interests.

(b) Balcor Equity Partners-II (principally through the Repurchase Fund) and its officers own as a group the following Limited Partnership Interests of the
Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests           24,499 Interests  Approximately 3%

Relatives of the officers and affiliates of the partners of the General Partner own 32 additional Interests.

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

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 24, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission file No. 0-13348), are incorporated herein by reference.

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

(ii)(b) Letter Agreement relating to the sale of the 100 Ashford Center North office building, Atlanta, Georgia, previously filed as Exhibit (10)(ii)(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(iii)(a) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.

(iii)(b) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iii)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(iii)(c) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iii)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(iv)(a) Agreement of Sale and attachment thereto relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(iv)(b) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(iv)(c) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits: See Item 14 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-II
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Jayne A. Kosik
                             --------------------------
                               Jayne A. Kosik
                               Senior Managing Director and
                               Chief Financial Officer (Principal
                               Accounting Officer) of
                               Balcor Equity Partners-II,
                               the General Partner

Date:  March 24, 1998
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-II, the General Partner    March 24, 1998
--------------------                                         --------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of
                         of Balcor Equity Partners-II,
/s/Jayne A. Kosik        the General Partner                 March 24, 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-II
A Real Estate Limited Partnership:

We have audited the financial statements of Balcor Equity Pension Investors-II A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-II A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon the resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.


                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 19, 1998

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997             1996
                                             ------------     ------------
Cash and cash equivalents                  $   4,301,091    $  66,445,811
Accounts and accrued interest receivable         159,149          498,779
Prepaid expenses                                                  139,249
Deferred expenses, net of accumulated
  amortization of $336,570 in 1996                                445,672
                                             ------------     ------------
                                               4,460,240       67,529,511
                                             ------------     ------------
Investment in real estate
  Land                                                          9,442,435
  Buildings and improvements                                   44,700,462
                                                              ------------
                                                               54,142,897
  Less accumulated depreciation                                18,141,065
                                                              ------------
Investment in real estate, net of
  accumulated depreciation                                     36,001,832
                                             ------------     ------------
                                           $   4,460,240    $ 103,531,343
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      33,835    $     402,217
Due to affiliates                                 45,302          117,602
Security deposits                                                 246,359
                                             ------------     ------------
    Total liabilities                             79,137          766,178
                                             ------------     ------------
Affiliates' participation in joint ventures                     1,688,317
                                                              ------------
Commitments and Contingencies

Limited Partners' capital (939,587 Interests
  issued and outstanding)                      5,160,001      101,505,282
General Partner's deficit                       (778,898)        (428,434)
                                             ------------     ------------
    Total partners' capital                    4,381,103      101,076,848
                                             ------------     ------------
                                           $   4,460,240    $ 103,531,343
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                                    Partners' Capital (Deficit) Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------

Balance at December 31, 1994    $ 104,893,524 $     (85,033)$ 104,978,557

Cash distributions to:
  Limited Partners (A)             (6,308,340)                 (6,308,340)
  General Partner                    (700,928)     (700,928)

Net income for the year
  ended December 31, 1995           4,556,857       797,128     3,759,729
                                  ------------  ------------  ------------
Balance at December 31, 1995      102,441,113        11,167   102,429,946

Cash distributions to:
  Limited Partners (A)            (19,381,766)                (19,381,766)
  General Partner                  (1,401,854)   (1,401,854)
Deemed distribution to
  Limited Partners (B)                (79,768)                    (79,768)

Net income for the year
  ended December 31, 1996          19,499,123       962,253    18,536,870
                                  ------------  ------------  ------------
Balance at December 31, 1996      101,076,848      (428,434)  101,505,282

Cash distributions to:
  Limited Partners (A)           (104,928,196)               (104,928,196)
  General Partner                    (350,464)     (350,464)

Net income for the year
  ended December 31, 1997           8,582,915                   8,582,915
                                  ------------  ------------  ------------
Balance at December 31, 1997    $   4,381,103 $    (778,898)$   5,160,001
                                  ============  ============  ============

(A) Summary of cash distributions paid per Interest:

               Taxable                1997          1996          1995
                                  ------------  ------------  ------------

               First Quarter    $        2.60 $        2.60 $        1.30
               Second Quarter            None          2.60          1.30
               Third Quarter             None          2.60          1.30
               Fourth Quarter            None          2.60          1.30

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
               for the years ended December 31, 1997, 1996 and 1995
                                   (Continued)

               Tax-Exempt             1997          1996          1995
                                  ------------  ------------  ------------

               First Quarter    $       73.46 $        3.46 $        1.73
               Second Quarter           27.00          3.46          1.73
               Third Quarter             None          3.46          1.73
               Fourth Quarter           26.06         11.64          1.73


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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                      1997          1996          1995
                                  ------------  ------------  ------------
Income:
  Rental income                 $   2,378,168 $  18,293,214 $  17,988,052
  Service income                      391,515     1,966,035     2,004,731
  Interest on short-term
    investments                       868,685     1,268,523     1,188,150
  Interest on loan receivable -
    first mortgage, net of
    amortization of $50,232 in 1995                               392,298
  Participation in income of
    joint venture with an affiliate               2,290,059        12,631
  Other income                         10,290
                                  ------------  ------------  ------------
    Total income                    3,648,658    23,817,831    21,585,862
                                  ------------  ------------  ------------
Expenses:
  Depreciation                        731,235     3,261,148     3,235,980
  Amortization of deferred
    expenses                          591,434       578,114       246,167
  Property operating                1,374,417     7,633,003     7,970,936
  Real estate taxes                   253,865     2,193,939     2,057,705
  Property management fees            112,878       685,822       687,925
  Administrative                      587,826     1,095,097       911,554
  Provision for investment
    property writedown                              968,000
  Provision for loan receivable
    writedown                                                     768,066
                                  ------------  ------------  ------------
    Total expenses                  3,651,655    16,415,123    15,878,333
                                  ------------  ------------  ------------
(Loss) income before net gain on
  sales of properties and affiliates'
  participation in joint ventures      (2,997)    7,402,708     5,707,529
Net gain on sales of properties     8,585,912    15,598,117
Affiliates' participation in
  income from joint ventures                     (3,501,702)   (1,150,672)
                                  ------------  ------------  ------------
Net income                      $   8,582,915 $  19,499,123 $   4,556,857
                                  ============  ============  ============
Net income allocated to
  General Partner                       None  $     962,253 $     797,128
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                      1997          1996          1995
                                 ------------  ------------  ------------
Net income allocated to
  Limited Partners              $   8,582,915 $  18,536,870 $   3,759,729
                                  ============  ============  ============
Net income  per Limited
  Partnership Interest (939,587
  issued and outstanding) -
  Basic and Diluted             $        9.13 $       19.73 $        4.00
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                        1997          1996          1995
                                    ------------  ------------  ------------
Operating activities:
  Net income                       $   8,582,915 $  19,499,123 $   4,556,857
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Net gain on sales of properties (8,585,912)  (15,598,117)
      Affiliates' participation
        in income from joint
        ventures                                     3,501,702     1,150,672
      Participation in income
        of joint venture
        with an affiliate                           (2,290,059)      (12,631)
      Depreciation of properties         731,235     3,261,148     3,235,980
      Amortization of deferred
        expenses                         591,434       578,114       246,167
      Amortization of loan
        application and
        processing fees                                               50,232
      Provision for investment
        property writedown                             968,000
      Provision for loan
        receivable writedown                                         768,066
      Payment of leasing
        commissions                     (145,762)     (283,693)     (228,055)
      Net change in:
        Accounts and accrued
          interest receivable            339,630        39,262       224,025
        Prepaid expenses                 139,249        73,992      (131,326)
        Accounts payable                (368,382)      120,203       (92,093)
        Due to affiliates                (72,300)       84,024       (90,961)
        Accrued real estate taxes                     (448,030)       32,059
        Security deposits               (246,359)     (221,241)       32,977
                                     ------------  ------------  ------------
  Net cash provided by
    operating activities                 965,748     9,284,428     9,741,969
                                     ------------  ------------  ------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                 (Continued)

                                      1997          1996          1995
                                  ------------  ------------  ------------
Investing activities:
  Proceeds from sales of
    properties                    $ 45,731,500  $71,502,500
  Payment of selling costs         (1,677,041)   (1,984,090)
  Capital contributions to joint
    venture with an affiliate                       (54,938)
  Distributions from joint
    venture with an affiliate                     3,681,856      $158,493
  Collection of principal
    payment on loan receivable                                  6,772,920
  Improvements and additions to
    properties                       (197,950)     (920,158)     (576,364)
                                  ------------  ------------  ------------
Net cash provided by
    investing activities           43,856,509    72,225,170     6,355,049
                                  ------------  ------------  ------------
Financing activities:
  Distributions to
    Limited Partners             (104,928,196)  (19,381,766)   (6,308,340)
  Distributions to General
    Partner                          (350,464)   (1,401,854)     (700,928)
  Deemed distribution
    to Limited Partners                             (79,768)
  Capital contribution from joint
    venture partner - affiliate        39,705
  Distributions to joint venture
    partners - affiliates          (1,728,022)  (18,796,692)   (1,597,953)
                                  ------------  ------------  ------------
  Cash used in financing
    activities                   (106,966,977)  (39,660,080)   (8,607,221)
                                  ------------  ------------  ------------
Net change in cash and cash
  equivalents                     (62,144,720)   41,849,518     7,489,797
Cash and cash equivalents at
  beginning of year                66,445,811    24,596,293    17,106,496
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                   $   4,301,091 $  66,445,811 $  24,596,293
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties, including two properties in which it owned a majority joint venture interest, and the property in which it held a minority joint venture interest. During February 1997, the Partnership sold the Ammendale Technology Park - Phase I and 100 Ashford Center North office buildings. During July and August 1997, the Partnership sold its remaining two properties, the Bingham Farms Office Plaza - Phase V and the Ross Plaza Shopping Center, respectively. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 14 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 35
               Furniture and fixtures                 5

Depreciation expense for tenant improvements was computed using a straight-line method over the term of the lease.

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

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

(d) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(e) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon sale of the property, the remaining balance was written off. Deferred expenses also consisted of loan application and processing fees and mortgage brokerage fees which were amortized over the average term of the loans.

(f) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

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

(k) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(l) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

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

"Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

"Net Cash Receipts" available for distribution were distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and 2.5% of such "Net Cash Receipts" was paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund were available to repurchase Interests from Limited Partners. All repurchases of Interests were made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests were paid to the Repurchase Fund and were utilized to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 24,071 Interests and cash of $2,878,143 in the Repurchase Fund.

An amount not to exceed the dollars originally allocated to the Repurchase Fund will be returned by the Repurchase Fund to the Partnership at liquidation which will be accounted for as a capital contribution from the General Partner.

The Partnership has disposed of all of its real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were principally distributed to the Tax-exempt Limited Partners in accordance with the Partnership Agreement. The General Partner will not receive any distributions of Net Cash Proceeds in accordance with the provisions of the Partnership Agreement.

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

Under the original loan terms, the interest income received relating to this impaired loan would have been approximately $669,000 in 1995. Interest income received from this impaired loan and included in the accompanying Statements of Income and Expenses was approximately $443,000 in 1995.

6. Investment Property Writedown:

In 1996, the Partnership determined that an impairment had occurred to the asset value of the Ammendale Technology Park - Phase I located in Prince George's County, Maryland. During 1996, the property was written down to its current sales price, less estimated closing costs, and a $968,000 provision for investment property writedown was recognized.

7. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

8. Affiliate's Participation in Joint Ventures:

The 1275 K Street Office Building and the Westech 360 Office Buildings were owned by the Partnership and an affiliated partnership. Both of the properties were sold in 1996. See Note 12 of Notes to Financial Statements for additional information regarding the sales. For the 1275 K Street Office Building, profits and losses were allocated approximately 61% to the Partnership and 39% to the affiliate. For the Westech 360 Office Buildings, profits and losses were allocated approximately 57% to the Partnership and 43% to the affiliate. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation. For financial statement purposes, the Partnership recognized a loss of $5,028,903 in connection with the sale of the 1275 K Street office building, of which $1,924,848 was the affiliate's share. In addition, the Partnership recognized a gain of $9,904,921 in connection with the sale of the Westech 360 Office Buildings, of which $4,288,415 was the affiliate's share. The joint venture made net distributions of $1,688,317, $18,796,692 and $1,597,953 to the partners during 1997, 1996, and 1995, respectively.

Pursuant to the sale agreement for the 1275 K Street Office Building, $2,287,500 of the sale proceeds was retained by the Partnership and was unavailable for distribution until September 1997, at which time the funds were released in full. The affiliate's share of these proceeds was $903,105. Pursuant to the sale agreement for the Westech 360 Office Buildings, $1,395,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until September 1997, at which time the funds were released in full. The affiliate's share of these proceeds was $604,035.

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

During 1996 and 1995, the Partnership received net distributions from the joint venture of $3,626,918, and $158,493, respectively.

The following unaudited financial information has been summarized from the December 31, 1996 financial statements of the joint venture:

            Total income                       $2,448,000
            Loss before gain on sale           (1,847,000)
            Gain on sale                        8,882,000
            Net income                          7,035,000

10. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles (GAAP), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $22,590,906 greater than the tax loss for the same period resulting primarily from higher gains on the sales of properties for GAAP reporting as a result of lower amounts capitalized to the basis of the properties for GAAP reporting in prior years and due to provisions for investment property write-downs taken in prior years for GAAP reporting.

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees     None    None    None    None  $15,192     None
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting           $50,775  $9,819 $23,466  $16,077  75,593  $ 5,742
    Data processing       12,742   2,682   7,630    2,740  52,281    2,906
    Investor communica-
      tions                 None    None    None    None   10,517     None
    Legal                 16,479   3,028  12,513    8,573  31,299    2,388
    Portfolio management 163,190  29,248 125,643   86,082 165,535   22,487
    Other                  8,889     525   6,028    4,130   5,983       55

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $28,112 and $104,720 for 1996 and 1995, respectively.

12. Property Sales:

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

(d) In August 1997, the Partnership sold the Ross Plaza Shopping Center in an all cash sale for $9,400,000. In connection with the sale, the purchaser received a credit of $346,500 to remedy certain environmental issues at the property. The General Partner believes that the Partnership will have no further liability relating to the environmental issues at the property. From the proceeds of the sale, the Partnership paid $514,337 in selling costs. The basis of the property was $7,827,130, which is net of accumulated depreciation of $6,719,935. For financial statement purposes, the Partnership recognized a gain of $712,033 from the sale of the property.

(e) In September 1996, the Partnership sold the Spalding Bridge Apartments in an all cash sale for $9,872,500. From the proceeds of the sale, the Partnership paid $267,092 in selling costs. In addition, the Partnership paid a state withholding tax of $79,768 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $6,243,028, which is net of accumulated depreciation of $3,831,256. For financial statement purposes, the Partnership recognized a gain of $3,362,380 from the sale of the property.

(f) In December 1996, the Partnership sold the Denver Centerpoint Office Buildings in an all cash sale for $15,000,000. From the proceeds of the sale, the Partnership paid $327,876 in selling costs. The basis of the property was $7,312,405, which is net of accumulated depreciation of $6,198,430. For financial statement purposes, the Partnership recognized a gain of $7,359,719 from the sale of the property.

(g) The 1275 K Street Office Building was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of approximately 61% and 39% respectively. In December 1996, the joint venture sold the property in an all cash sale for $28,300,000. From the proceeds of the sale, the joint venture paid $911,470 in selling costs. The basis of the property was $32,417,433, which is net of accumulated depreciation of $14,555,713. For financial statement purposes, the Partnership recognized a loss of $5,028,903 from the sale of the property, of which $1,924,848 was the minority joint venture partner's share.

(h) The Westech 360 Office Buildings was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of approximately 57% and 43% respectively. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,652 in selling costs. The basis of the property was $7,947,427, which is net of accumulated depreciation of $2,938,756. For financial statement purposes, the Partnership recognized a gain of $9,904,921 from the sale of the property, of which $4,288,415 was the minority joint venture partner's share.

13. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates the fair value.

14. Contingency:

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