Form 10-Q
period 1998-03-31
BALCOR EQUITY PENSION INVESTORS II
filed 1998-05-11
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998             1997
                                             ------------     ------------
Cash and cash equivalents                  $   4,362,441    $   4,301,091
Accounts and accrued interest receivable         155,356          159,149
Prepaid expenses                                   2,024
                                             ------------     ------------
                                           $   4,519,821    $   4,460,240
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      55,651    $      33,835
Due to affiliates                                 53,991           45,302
                                             ------------     ------------
    Total liabilities                            109,642           79,137
                                             ------------     ------------

Commitments and Contingencies

Limited Partners' capital (939,587 Interests
  issued and outstanding)                      5,189,077        5,160,001
General Partner's deficit                       (778,898)        (778,898)
                                             ------------     ------------
    Total partners' capital                    4,410,179        4,381,103
                                             ------------     ------------
                                           $   4,519,821    $   4,460,240
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                    1998          1997
                                                ------------  ------------
Income:
  Rental income                                             $   1,426,653
  Service income                                                  244,010
  Interest on short-term investments          $      59,184       339,423
  Other income                                      117,892
                                                ------------  ------------
    Total income                                    177,076     2,010,086
                                                ------------  ------------
Expenses:
  Depreciation                                                    364,942
  Amortization of deferred expenses                               353,503
  Property operating                                              822,249
  Real estate taxes                                               172,790
  Property management fees                                         58,880
  Administrative                                    148,000       166,261
                                                ------------  ------------
    Total expenses                                  148,000     1,938,625
                                                ------------  ------------
Income  before net gain on sale of
  properties                                         29,076        71,461
Net gain on sales of properties                                 6,670,023
                                                ------------  ------------
Net income                                    $      29,076 $   6,741,484
                                                ============  ============
Net income allocated to General Partner                None $     138,507
                                                ============  ============
Net income allocated to Limited Partners      $      29,076 $   6,602,977
                                                ============  ============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)-Basic and
  diluted                                     $        0.03 $        7.03
                                                ============  ============
Distribution to General Partner                        None $     350,464
                                                ============  ============
Distribution to Limited Partners                       None $  61,046,108
                                                ============  ============
Distribution per Limited Partnership Interest:
  Taxable                                              None $        2.60
                                                ============  ============
  Tax-exempt                                           None $       73.46
                                                ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                    1998          1997
                                                ------------  ------------
Operating activities:
  Net income                                  $      29,076 $   6,741,484
  Adjustments to reconcile net (loss)  income
      to net cash provided by operating
      activities:
      Net gain on sales of properties                          (6,670,023)
      Depreciation of properties                                  364,942
      Amortization of deferred expenses                           353,503
      Payment of leasing commissions                              (75,421)
      Net change in:
        Accounts and accrued interest
          receivable                                  3,793      (274,094)
        Prepaid expenses                             (2,024)       89,131
        Accounts payable                             21,816      (278,516)
        Due to affiliates                             8,689        (2,481)
        Accrued real estate taxes                                  52,265
        Security deposits                                         (96,390)
                                                ------------  ------------
  Net cash provided by operating
    activities                                       61,350       204,400
                                                ------------  ------------
Investing activities:
  Proceeds from sales of properties                            25,478,000
  Payment of selling costs                                       (812,679)
                                                              ------------
  Net cash provided by investing activities                    24,665,321
                                                              ------------
Financing activities:
  Distribution to Limited Partners                            (61,046,108)
  Distribution to General Partner                                (350,464)
  Capital contribution from  joint venture
    partner - affiliate                                            39,705
  Distribution to  joint venture partner-
    affiliate                                                    (220,882)
                                                              ------------
  Net cash used in financing activities                       (61,577,749)
                                                ------------  ------------

Net change in cash and cash equivalents              61,350   (36,708,028)
Cash and cash equivalents at
  beginning of period                             4,301,091    66,445,811
                                                ------------  ------------
Cash and cash equivalents at end of period    $   4,362,441 $  29,737,783
                                                ============  ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b)In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

(c) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                        Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost   $   15,504  $   53,991

4. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

5. Other Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as other income for financial statement purposes during the first quarter of 1998.

6. Subsequent Event:

In April 1998, the Partnership made a distribution of $785,676 ($0.95 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a special distribution of Net Cash Proceeds from the release of the holdback on the 100 Ashford Center North Office Building.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. As of March 31, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1998, the Partnership received a settlement from a former tenant at the Pacific Center Office Buildings and earned interest on short-term investments, which was partially offset by administrative expenses. During 1997, the Partnership recognized a gain in connection with the sale of the 100 Ashford Center North office building. This was the primary reason the Partnership recognized lower net income during the quarter ended March 31, 1998 than the same period in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the Ammendale Technology Park - Phase I, the 100 Ashford Center North office buildings, the Bingham Farms Office Plaza - Phase V, and the Ross Plaza Shopping Center during 1997. As a result, rental income, service income, depreciation, amortization expense, property operating expenses, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received by the Partnership from the 1997 and 1996 property sales a portion of which was distributed to Partners in January 1997. This resulted in a decrease in interest income on short-term investments in 1998 as compared to 1997.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as other income for financial statement purposes during the first quarter of 1998.

The Partnership incurred higher investor processing, printing and postage costs in connection with its response to a tender offer during 1997. As a result, administrative expenses decreased during 1998 as compared to 1997.

The Partnership sold the 100 Ashford Center North office building in February 1997 and recognized a gain of $6,748,971 on the property sale. The Partnership sold the Ammendale Technology Park - Phase I office building in February 1997 and recognized a loss of $78,948 on the property sale.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership increased by approximately $61,000 as of March 31, 1998 when compared to December 31, 1997 . Operating activities generated cash of approximately $61,000 primarily as a result of cash flow from the collection of a receivable related to a sold property and interest income earned from short-term investments, which was partially offset by the payment of administrative expenses.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. The Partnership receieved $117,892 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as other income.

The Partnership sold the Ross Plaza Shopping Center during 1997. Pursuant to the sale agreement, $100,000 of the proceeds is being retained by the Partnership and is not available for distribution until a dispute with a tenant at the property is resolved.

In April 1998, the Partnership made a distribution of $785,676 ($0.95 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests. This amount represents a special distribution of Net Cash Proceeds from the release of the holdback on the 100 Ashford Center North office building. To date, Taxable Limited Partners have received cash distributions aggregating $116.78 per $250 Taxable Interest, of which $90.95 represents Net Cash Receipts and $25.83 represents Net Cash Proceeds. Including the April 1998 distribution, Tax-exempt Limited Partners have received cash distributions aggregating $279.05 per $250 Tax-exempt Interest, of which $121.03 represents Net Cash Receipts and $158.02 represents Net Cash Proceeds. In accordance with the Partnership Agreement, Net Cash Proceeds from property sales were allocated to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 24,071 Interests and cash of $2,878,143 in the Repurchase Fund.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated February 15, 1998 was filed reporting the status of certain proposed class action litigation to which the Registrant was a party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PENSION INVESTORS-II
                              A REAL ESTATE LIMITED PARTNERSHIP

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                    Thomas E. Meador
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) of Balcor
                                    Equity Partners-II, the General Partner

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                    Jayne A. Kosik
                                    Senior Managing Director and Chief
                                    Financial Officer (Principal Accounting
                                    Officer) of Balcor Equity Partners-II,
                                    the General Partner



Date: May 11, 1998
      -----------------