Form 10-Q
period 1998-06-30
BALCOR EQUITY PENSION INVESTORS II
filed 1998-08-14
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                  BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998         1997
                                            ------------ -------------
Cash and cash equivalents                   $ 3,659,355  $  4,301,091
Accounts and accrued interest receivable          7,220       159,149
                                            ------------ -------------
                                            $ 3,666,575  $  4,460,240
                                            ============ =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $    12,825  $     33,835
Due to affiliates                                75,654        45,302
                                            ------------ -------------
     Total liabilities                           88,479        79,137
                                            ------------ -------------

Commitments and contingencies

Limited Partners' capital (939,587 Interests
  issued and outstanding)                     4,374,325     5,160,001
General Partner's deficit                      (796,229)     (778,898)
                                            ------------ -------------
Total partners' capital                       3,578,096     4,381,103
                                            ------------ -------------
                                            $ 3,666,575  $  4,460,240
                                            ============ =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998         1997
                                            ------------ -------------
Income:
  Rental income                                          $  2,207,340
  Service income                                              331,842
  Interest on short-term investments        $   108,644       473,846
  Settlement income                             117,892
                                            ------------ -------------
    Total income                                226,536     3,013,028
                                            ------------ -------------
Expenses:
  Depreciation                                                632,685
  Amortization of deferred expenses                           359,139
  Property operating                                        1,232,516
  Real estate taxes                                           236,610
  Property management fees                                     97,851
  Administrative                                243,867       354,618
                                            ------------ -------------
    Total expenses                              243,867     2,913,419
                                            ------------ -------------
(Loss) income before net gain on sales of
  properties                                    (17,331)       99,609

Net gain on sales of properties                             6,670,023
                                            ------------ -------------
Net (loss) income                           $   (17,331) $  6,769,632
                                            ============ =============
Net loss allocated to General Partner       $   (17,331)        None
                                            ============ =============
Net income allocated to Limited Partners          None   $  6,769,632
                                            ============ =============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)
  - Basic and Diluted                             None   $       7.20
                                            ============ =============
Distribution to General Partner                   None   $    350,464
                                            ============ =============
Distributions to Limited Partners           $   785,676  $ 83,375,855
                                            ============ =============
Distributions per Limited Partnership
  Interest:
  Taxable                                         None   $       2.60
                                            ============ =============
  Tax-exempt                                $      0.95  $     100.46
                                            ============ =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998         1997
                                            ------------ -------------
Income:
  Rental income                                          $    780,687
  Service income                                               87,832
  Interest on short-term investments        $    49,460       134,423
                                            ------------ -------------
    Total income                                 49,460     1,002,942
                                            ------------ -------------
Expenses:
  Depreciation                                                267,743
  Amortization of deferred expenses                             5,636
  Property operating                                          410,267
  Real estate taxes                                            63,820
  Property management fees                                     38,971
  Administrative                                 95,867       188,357
                                            ------------ -------------
    Total expenses                               95,867       974,794
                                            ------------ -------------
Net (loss) income                           $   (46,407) $     28,148
                                            ============ =============
Net (loss) allocated to General Partner     $   (17,331) $   (138,507)
                                            ============ =============
Net (loss) income allocated to Limited
  Partners                                  $   (29,076) $    166,655
                                            ============ =============
Net (loss) income per Limited Partnership
  Interest (939,587 issued and outstanding)
  - Basic and Diluted                       $     (0.03) $       0.18
                                            ============ =============
Distribution to Limited Partners            $   785,676  $ 22,329,747
                                            ============ =============
Distributions per Limited Partnership
  Interest:
  Taxable                                         None          None
                                            ============ =============
  Tax-exempt                                $      0.95  $      27.00
                                            ============ =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                1998         1997
                                            ------------ -------------
Operating activities:
  Net (loss) income                         $   (17,331) $  6,769,632
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Net gain on sales of properties                      (6,670,023)
      Depreciation of properties                              632,685
      Amortization of deferred expenses                       359,139
      Payment of leasing commissions                         (136,566)
      Net change in:
        Accounts and accrued interest
          receivable                            151,929        (7,083)
        Prepaid expenses                                      139,249
        Accounts payable                        (21,010)     (263,491)
        Due to affiliates                        30,352        30,017
        Security deposits                                    (100,166)
                                            ------------ -------------
  Net cash provided by operating activities     143,940       753,393
                                            ------------ -------------
Investing activities:
  Proceeds from sales of properties                        25,478,000
  Payment of selling costs                                   (812,679)
  Improvements and additions to properties                   (197,946)
                                                         -------------
Net cash provided by investing activities                  24,467,375
                                                         -------------
Financing activities:
  Distributions to Limited Partners            (785,676)  (83,375,855)
  Distribution to General Partner                            (350,464)
  Capital contribution from joint venture
    partner - affiliate                                        39,705
  Distribution to joint venture partner -
    affiliate                                                (220,882)
                                            ------------ -------------
Net cash used in financing activities          (785,676)  (83,907,496)
                                            ------------ -------------
Net change in cash and cash equivalents        (641,736)  (58,686,728)

Cash and cash equivalents at beginning
    of period                                 4,301,091    66,445,811
                                            ------------ -------------
Cash and cash equivalents at end of period  $ 3,659,355  $  7,759,083
                                            ============ =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a)The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b)In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

(c) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------
   Reimbursement of expenses to
     the General Partner, at cost   $ 29,817       $ 14,313  $ 75,654

4. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

5. Settlement Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 as its share of the settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. As of June 30, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments and income related to a settlement of a dispute with a former tenant at a property during the six months and quarter ended June 30, 1998. As a result, the Partnership recognized a net loss for the six months and quarter ended June 30, 1998. During 1997, the Partnership recognized income from the operation of five properties and recognized a gain during the six months ended June 30, 1997 in connection with the sale of the 100 Ashford Center North office building. As a result of these events, the Partnership recognized net income for the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

The Partnership sold the Ammendale Technology Park - Phase I, the 100 Ashford Center North office buildings, the Bingham Farms Office Plaza - Phase V, and the Ross Plaza Shopping Center during 1997. As a result, rental income, service income, depreciation, amortization expense, property operating expenses, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received by the Partnership from the 1997 and 1996 property sales, a portion of which was distributed to Partners in 1997 and April 1998. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 as its share of the settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes during 1998.

The Partnership incurred lower bank, portfolio management, legal and other professional fees during 1998 as compared to 1997 resulting in a decrease in administrative expenses during 1998 as compared to 1997.

The Partnership sold the 100 Ashford Center North office building in February 1997 and recognized a gain of $6,748,971 on the property sale. The Partnership sold the Ammendale Technology Park - Phase I office building in February 1997 and recognized a loss of $78,948 on the property sale.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership decreased by approximately $642,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the distribution made to Tax-exempt Limited Partners in April 1998 consisting primarily of Net Cash Proceeds from the release of the holdback on the 100 Ashford Center North Office Building. Operating activities generated cash of approximately $144,000 and consisted of the collection of a receivable related to several sold properties, income from a settlement of a dispute with a former tenant at the Pacific Center Office Buildings and interest income earned from short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of a distribution to the Tax-exempt Limited Partners of approximately $786,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. The Partnership receieved $117,892 as its share of the settlement related to a dispute with a former tenant at the property in April 1998.

The Partnership sold the Ross Plaza Shopping Center during 1997. Pursuant to the sale agreement, $100,000 of the proceeds is being retained by the Partnership and is not available for distribution until a dispute with a tenant at the property is resolved.

To date, Taxable Limited Partners have received cash distributions aggregating $116.78 per $250 Taxable Interest, of which $90.95 represents Net Cash Receipts and $25.83 represents Net Cash Proceeds and Tax-exempt Limited Partners have received cash distributions aggregating $279.05 per $250 Tax-exempt Interest, of which $121.03 represents Net Cash Receipts and $158.02 represents Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Amounts allocated to the Repurchase Fund will also be distributed at that time. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 24,071 Interests and cash of $2,896,122 in the Repurchase Fund.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 24, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13348), are incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



Date: August 14, 1998
      -----------------