Form 10-Q
period 1998-09-30
BALCOR EQUITY PENSION INVESTORS II
filed 1998-11-12
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998            1997
                                           --------------  ---------------
Cash and cash equivalents                  $   3,639,549   $    4,301,091
Accounts and accrued interest receivable          16,874          159,149
                                           --------------  ---------------
                                           $   3,656,423   $    4,460,240
                                           ==============  ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      17,591   $       33,835
Due to affiliates                                 68,567           45,302
                                           --------------  ---------------
     Total liabilities                            86,158           79,137
                                           --------------  ---------------

Commitments and contingencies

Limited Partners' capital (939,587
  Interests issued and outstanding)            4,374,325        5,160,001
General Partner's deficit                       (804,060)        (778,898)
                                           --------------  ---------------
Total partners' capital                        3,570,265        4,381,103
                                           --------------  ---------------
                                           $   3,656,423   $    4,460,240
                                           ==============  ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------  ---------------
Income:
  Rental income                                            $    2,395,225
  Service income                                                  391,515
  Interest on short-term investments       $     162,034          732,572
  Settlement income                              117,892
                                           --------------  ---------------
    Total income                                 279,926        3,519,312
                                           --------------  ---------------
Expenses:
  Depreciation                                                    731,235
  Amortization of deferred expenses                               582,238
  Property operating                                            1,407,321
  Real estate taxes                                               253,865
  Property management fees                                        112,877
  Administrative                                 305,088          463,227
                                           --------------  ---------------
    Total expenses                               305,088        3,550,763
                                           --------------  ---------------
Loss before net gain on sales of
  properties                                     (25,162)         (31,451)

Net gain on sales of properties                                 8,585,912
                                           --------------  ---------------
Net (loss) income                          $     (25,162)  $    8,554,461
                                           ==============  ===============
Net loss allocated to General Partner      $     (25,162)           None
                                           ==============  ===============
Net income allocated to Limited Partners           None    $    8,554,461
                                           ==============  ===============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)
  - Basic and Diluted                              None    $         9.10
                                           ==============  ===============
Distribution to General Partner                    None    $      350,464
                                           ==============  ===============
Distributions to Limited Partners          $     785,676   $   83,375,855
                                           ==============  ===============
Distributions per Limited Partnership
  Interest:
  Taxable                                          None    $         2.60
                                           ==============  ===============
  Tax-exempt                               $        0.95   $       100.46
                                           ==============  ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------  ---------------
Income:
  Rental income                                            $      187,885
  Service income                                                   59,673
  Interest on short-term investments       $      53,390          258,726
                                           --------------  ---------------
    Total income                                  53,390          506,284
                                           --------------  ---------------
Expenses:
  Depreciation                                                     98,550
  Amortization of deferred expenses                               223,099
  Property operating                                              174,805
  Real estate taxes                                                17,255
  Property management fees                                         15,026
  Administrative                                  61,221          108,609
                                           --------------  ---------------
    Total expenses                                61,221          637,344
                                           --------------  ---------------
Loss before gain on sales of properties           (7,831)        (131,060)

Gain on sales of properties                                     1,915,889
                                           --------------  ---------------
Net (loss) income                          $      (7,831)  $    1,784,829
                                           ==============  ===============
Net loss allocated to General Partner      $      (7,831)           None
                                           ==============  ===============
Net income allocated to Limited Partners           None    $    1,784,829
                                           ==============  ===============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)
  - Basic and Diluted                              None    $         1.90
                                           ==============  ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)

                                                 1998            1997
                                           --------------  ---------------
Operating activities:
  Net (loss) income                        $     (25,162)  $    8,554,461
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Net gain on sales of properties                          (8,585,912)
      Depreciation of properties                                  731,235
      Amortization of deferred expenses                           582,238
      Payment of leasing commissions                             (136,566)
      Net change in:
        Accounts and accrued interest
          receivable                             142,275           14,982
        Prepaid expenses                                          139,249
        Accounts payable                         (16,244)        (355,434)
        Due to affiliates                         23,265           11,643
        Security deposits                                        (246,359)
                                           --------------  ---------------
  Net cash provided by operating activities      124,134          709,537
                                           --------------  ---------------
Investing activities:
  Proceeds from sales of properties                            45,731,500
  Payment of selling costs                                     (1,677,041)
  Improvements and additions to properties                       (197,950)
                                                           ---------------
Net cash provided by investing activities                      43,856,509
                                                           ---------------
Financing activities:
  Distributions to Limited Partners             (785,676)     (83,375,855)
  Distribution to General Partner                                (350,464)
  Capital contribution from joint venture
    partner - affiliate                                            39,705
  Distributions to joint venture partners -
    affiliates                                                 (1,728,022)
                                           --------------  ---------------
Net cash used in financing activities           (785,676)     (85,414,636)
                                           --------------  ---------------
Net change in cash and cash equivalents         (661,542)     (40,848,590)

Cash and cash equivalents at beginning
  of period                                    4,301,091       66,445,811
                                           --------------  ---------------
Cash and cash equivalents at end of period $   3,639,549   $   25,597,221
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

(c) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Settlement Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 as its share of the settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 58,713       $ 28,896   $ 68,567

5. Contingencies:

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. As of September 30, 1998, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the nine months and quarter ended September 30, 1998. This was the primary reason the Partnership recognized a net loss for the nine months and quarter ended September 30, 1998. The loss for the nine months ended September 30, 1998 was partially offset by income related to a settlement of a dispute with a former tenant at a property. During 1997, the Partnership recognized gains from the sales of the 100 Ashford Center North office building in February 1997, the Bingham Farms Office Plaza - Phase V in July 1997, and the Ross Plaza Shopping Center in August 1997. As a result of these gains on sales, the Partnership recognized net income for the nine months and quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

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

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 as its share of a settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes during 1998.

The Partnership incurred lower accounting, portfolio management, legal and professional fees and lower postage costs during 1998 as compared to 1997 resulting in a decrease in administrative expenses during 1998 as compared to 1997.

The Partnership sold the 100 Ashford Center North office building in February 1997, the Bingham Farms Office Plaza - Phase V in July 1997, and the Ross Plaza Shopping Center in August 1997 and recognized gains totaling $8,664,860 from these property sales. The Partnership sold the Ammendale Technology Park - Phase I office building in February 1997 and recognized a loss of $78,948 on the property sale.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership decreased by approximately $662,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the distribution made to Tax-exempt Limited Partners in April 1998 consisting primarily of Net Cash Proceeds from the release of the holdback on the 100 Ashford Center North Office Building. Operating activities generated cash of approximately $124,000 and consisted of the collection of a receivable related to several sold properties, income from a settlement of a dispute with a former tenant at the Pacific Center Office Buildings and interest income earned on short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of a distribution to the Tax-exempt Limited Partners of approximately $786,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its four remaining properties. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. The Partnership receieved $117,892 as its share of the settlement related to a dispute with a former tenant at the property in April 1998.

The Partnership sold the Ross Plaza Shopping Center during 1997. Pursuant to the sale agreement, $100,000 of the sale proceeds was retained by the Partnership pending the resolution of a dispute with a tenant at the property. The funds were unavailable for distribution until February 1998, at which time the funds were released in full.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 24,071 Interests and cash of $2,896,122 in the Repurchase Fund.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



Date: November 12, 1998
      -----------------