Form 10-K
period 1998-12-31
BALCOR EQUITY PENSION INVESTORS II
filed 1999-03-19
CIK 748501

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in August 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant, as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant, including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------
As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 35,454.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  ----------

Total income          $328,271 $3,648,658 $23,817,831 $21,585,862   $20,684,580
Provision for
  investment property
  writedown               None       None     968,000        None          None
Provision for loan
  receivable
  writedown               None       None        None     768,066          None
(Loss) income before
  net gain on sales
  of properties
  and affiliates'
  participation in
  joint ventures      (105,414)    (2,997)  7,402,708   5,707,529     5,808,928
Net (loss) income     (105,414) 8,582,915  19,499,123   4,556,857     4,889,802
Net income per
  Limited Partner-
  ship Interest-
  Basic and Diluted       None       9.13       19.73        4.00          4.40
Total assets         3,603,909  4,460,240 103,531,343 120,655,642   123,673,352
Cash distributions
  per Taxable
  Limited Partnership
  Interest(A)             None       2.60       10.40       5.20          5.20
Cash distributions
  per Tax-exempt
  Limited Partnership
  Interest(A)             0.95     126.52       22.02       6.92          6.92

(A) These amounts include distributions of original capital of $0.95, $123.06 and $8.18 per Tax-exempt Limited Partnership Interest during 1998, 1997 and

1996, respectively. No distributions of original capital were paid to Taxable Limited Partners during the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors - II A Real Estate Limited Partnership (the "Partnership") sold four properties and the property in which it held a minority joint venture interest in 1996 and sold its remaining four properties in 1997. The Partnership recognized substantial net gains as a result of these sales. During 1998, administrative expenses were higher than interest income earned on short-term investments and settlement income. As a result, the Partnership recognized a net loss for 1998 as compared to net income in 1997. As a result of lower net gains from property sales in 1997 as compared to 1996 and lower income from property operations in 1997 due to the property sales, net income decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

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

Higher average cash balances were available for investment during 1997 due to proceeds received by the Partnership from the 1997 and 1996 property sales, prior to distribution to Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Pacific Center office buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 as its share of a settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes during 1998.

The Partnership recognized other income during 1997 in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership incurred lower accounting, investor processing, portfolio management, legal and professional fees and lower bank charges and postage costs during 1998 as compared to 1997 resulting in a decrease in administrative expenses during 1998 as compared to 1997.

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

1997 Compared to 1996
---------------------

The Partnership sold the Spalding Bridge Apartments and the 1275 K Street, Denver Centerpoint, and Westech 360 office buildings during 1996. As a result of the 1996 and 1997 property sales, rental income, service income, depreciation, property operating expenses, real estate taxes and property management fees decreased during 1997 as compared to 1996.

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

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized a provision for investment property writedown of $968,000 to provide for a change in the estimate of fair value of the Ammendale Technology Park - Phase I office building.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $707,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the distribution made to Tax-exempt Limited Partners in April 1998 consisting primarily of available Net Cash Proceeds from the release of the holdback on the 100 Ashford Center North Office Building. Operating activities generated cash of approximately $79,000 and consisted of the collection of receivables related to several sold properties, income from a settlement of a dispute with a former tenant at the Pacific Center Office Buildings and interest income earned on short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of a distribution to the Tax-exempt Limited Partners of approximately $786,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. In April 1998, the Partnership received $117,892 as its share of the settlement related to a dispute with a former tenant at the property.

The Partnership sold the Ross Plaza Shopping Center during 1997. Pursuant to the sale agreement, $100,000 of the sale proceeds was retained by the Partnership pending the resolution of a dispute with a tenant at the property. The funds were released in full to the Partnership in February 1998.

The Partnership made distributions totaling $2.60 and $10.40 per Taxable Interest in 1997 and 1996, respectively, and $0.95, $126.52 and $22.02 per Tax-exempt Interest in 1998, 1997 and 1996, respectively. Distributions to Tax-exempt Limited Partners were comprised of $0.95 of Net Cash Proceeds in 1998, $3.46 of Net Cash Receipts and $123.06 of Net Cash Proceeds in 1997, and $13.84 of Net Cash Receipts and $8.18 of Net Cash Proceeds in 1996.

Distributions to Taxable Limited Partners were comprised of Net Cash Receipts in both 1997 and 1996. No distributions were made to Taxable Limited Partners in 1998.

Taxable Limited Partners have received cash distributions aggregating $116.78 per $250 Taxable Interest, of which $90.95 represents Net Cash Receipts and $25.83 represents Net Cash Proceeds and Tax-exempt Limited Partners have received cash distributions aggregating $279.05 per $250 Tax-exempt Interest, of which $121.03 represents Net Cash Receipts and $158.02 represents Net Cash Proceeds. In accordance with the Partnership Agreement, Net Cash Proceeds from the property sales were distributed to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Amounts allocated to the Repurchase Fund will also be distributed at that time. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 24,071 Interests and cash of $2,896,122 in the Repurchase Fund.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Tax-exempt Limited Partners in 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      ----------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                      ----------    ---------   ----------     ---------

Total assets        $ 3,603,909   $ 26,113,682 $  4,460,240  $ 26,833,516
Partners' capital
  (deficit):
  General Partner      (884,312)    (3,873,621)    (778,898)   (3,898,625)
  Limited Partners    4,374,325     29,873,410    5,160,001    30,676,130
Net (loss) income:
  General Partner      (105,414)        25,004         None    (4,139,470)
  Limited Partners         None        (17,044)   8,582,915    (9,868,521)
  Per Limited Part-
  nership Interest         None(A)        (B)          9.13(A)      (B)

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

(B) The net income (loss) is $0.01 per Tax-exempt Interest and $(0.24) per Taxable Interest for 1998 and $(16.08) per Tax-exempt Interest and $30.46 per Taxable Interest for 1997.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-II, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                               OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for information relating to transactions with affiliates.

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

(b) Balcor Equity Partners-II (principally through the Repurchase Fund) and its officers own as a group the following Limited Partnership Interests of the
Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
          Interests           24,499 Interests  Approximately 3%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 875 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(4) Forms of Subscription Agreements, previously filed as Exhibits 4.1.1 and
4.1.2 to Amendment No. 2 dated September 20, 1984 to the Registrant's Registration Statement (Registration No. 2-91810) and to Amendment No. 1 dated January 24, 1985 to the Registrant's Registration Statement (Registration No. 2-95409) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission file No. 0-13348), are incorporated herein by reference.

(10) Material Contracts:

(i)(a) Agreement of Sale and attachment thereto relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is hereby incorporated by reference.

(i)(b) First Letter Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iii)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(i)(c) Second Amendment to Agreement of Sale relating to the sale of Bingham Farms Office Plaza - Phase V, Bingham Farms, Michigan, previously filed as Exhibit (10)(iii)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(ii)(a) Agreement of Sale and attachment thereto relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(ii)(b) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(ii)(c) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-II
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/ Jayne A. Kosik
                             --------------------------
                             Jayne A. Kosik
                             Senior Managing Director and
                             Chief Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Equity Partners-II,
                             the General Partner

Date: March 19, 1999
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/ Thomas E. Meador     Partners-II, the General Partner   March 19, 1999
   -----------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Equity Partners-II,
/s/ Jayne A. Kosik       the General Partner                March 19, 1999
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-II
A Real Estate Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-II Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                          December 31, 1998 and 1997


                                    ASSETS

                                                   1998           1997
                                               ------------   ------------
Cash and cash equivalents                    $   3,594,151  $   4,301,091
Accounts and accrued interest receivable             9,758        159,149
                                               ------------   ------------
                                             $   3,603,909  $   4,460,240
                                               ============   ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      51,784  $      33,835
Due to affiliates                                   62,112         45,302
                                               ------------   ------------
    Total liabilities                              113,896         79,137
                                               ------------   ------------
Commitments and contingencies

Limited Partners' capital (939,587 Interests
  issued and outstanding)                        4,374,325      5,160,001
General Partner's deficit                         (884,312)      (778,898)
                                               ------------   ------------
    Total partners' capital                      3,490,013      4,381,103
                                               ------------   ------------
                                             $   3,603,909  $   4,460,240
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996


                                  Partners' Capital (Deficit) Accounts
                               -------------------------------------------
                                                 General        Limited
                                   Total         Partner       Partners
                               -------------  -------------  -------------
Balance at December 31, 1995 $  102,441,113 $       11,167 $  102,429,946

Cash distributions to:
  Limited Partners (A)          (19,381,766)                  (19,381,766)
  General Partner                (1,401,854)    (1,401,854)
Deemed distribution to
  Limited Partners (B)              (79,768)                      (79,768)

Net income for the year
  ended December 31, 1996        19,499,123        962,253     18,536,870
                               -------------  -------------  -------------
Balance at December 31, 1996    101,076,848       (428,434)   101,505,282

Cash distributions to:
  Limited Partners (A)         (104,928,196)                 (104,928,196)
  General Partner                  (350,464)      (350,464)

Net income for the year
  ended December 31, 1997         8,582,915                     8,582,915
                               -------------  -------------  -------------
Balance at December 31, 1997      4,381,103       (778,898)     5,160,001

Cash distributions to:
  Limited Partners (A)             (785,676)                     (785,676)

Net loss for the year
  ended December 31, 1998          (105,414)      (105,414)
                               -------------  -------------  -------------
Balance at December 31, 1998 $    3,490,013 $     (884,312)$    4,374,325
                               =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-II
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL
            for the years ended December 31, 1998, 1997 and 1996
                                (Continued)


(A) Summary of cash distributions paid per Interest:

               Taxable             1998           1997           1996
                               -------------  -------------  -------------
               First Quarter          None         $ 2.60          $ 2.60
               Second Quarter         None           None            2.60
               Third Quarter          None           None            2.60
               Fourth Quarter         None           None            2.60


               Tax-Exempt          1998           1997           1996
                               -------------  -------------  -------------
               First Quarter        $ 0.95        $ 73.46         $ 3.46
               Second Quarter         None          27.00           3.46
               Third Quarter          None           None           3.46
               Fourth Quarter         None          26.06          11.64

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                    1998           1997           1996
                               -------------  -------------  -------------
Income:
  Rental income                             $    2,378,168 $   18,293,214
  Service income                                   391,515      1,966,035
  Interest on short-term
    investments              $      210,379        868,685      1,268,523
  Participation in income of
    joint venture with an                                       2,290,059
    affiliate
  Settlement income                 117,892
  Other income                                     10,290
                               -------------  -------------  -------------
    Total income                    328,271      3,648,658     23,817,831
                               -------------  -------------  -------------
Expenses:
  Depreciation                                     731,235      3,261,148
  Amortization of deferred
    expenses                                       591,434        578,114
  Property operating                             1,381,757      7,633,003
  Real estate taxes                                253,865      2,193,939
  Property management fees                         112,878        685,822
  Administrative                    433,685        580,486      1,095,097
  Provision for investment
    property writedown                                            968,000
                               -------------  -------------  -------------
    Total expenses                  433,685      3,651,655     16,415,123
                               -------------  -------------  -------------
(Loss) income before net gain
  on sales of properties and
  affiliates' participation in
  joint ventures                   (105,414)        (2,997)     7,402,708
Net gain on sales of
  properties                                     8,585,912     15,598,117
Affiliates' participation in
  income from joint ventures                                   (3,501,702)
                               -------------  -------------  -------------
Net (loss) income            $     (105,414)$    8,582,915 $   19,499,123
                               =============  =============  =============
Net (loss) income allocated
  to General Partner         $     (105,414)         None  $      962,253
                               =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                    1998           1997           1996
                               -------------  -------------  -------------
Net income allocated to
  Limited Partners                    None  $    8,582,915 $   18,536,870
                               =============  =============  =============
Net income per Limited
  Partnership Interest (939,587
  issued and outstanding) -
  Basic and Diluted                   None  $         9.13 $        19.73
                               =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                    1998           1997           1996
                               -------------  -------------  -------------
Operating activities:
  Net (loss) income          $     (105,414)$    8,582,915 $   19,499,123
  Adjustments to reconcile net
    (loss) income to net cash
    provided by operating
    activities:
      Net gain on sales of
        properties                              (8,585,912)   (15,598,117)
      Affiliates' participation
        in income from joint
        ventures                                                3,501,702
      Participation in income
        of joint venture
        with an affiliate                                      (2,290,059)
      Depreciation of properties                   731,235      3,261,148
      Amortization of deferred
        expenses                                   591,434        578,114
      Provision for investment
        property writedown                                        968,000
      Payment of leasing
        commissions                               (145,762)      (283,693)
      Net change in:
        Accounts and accrued
          interest receivable       149,391        339,630         39,262
        Prepaid expenses                           139,249         73,992
        Accounts payable             17,949       (368,382)       120,203
        Due to affiliates            16,810        (72,300)        84,024
        Accrued real estate
        taxes                                                    (448,030)
        Security deposits                         (246,359)      (221,241)
                               -------------  -------------  -------------
  Net cash provided by
    operating activities             78,736        965,748      9,284,428
                               -------------  -------------  -------------
Investing activities:
  Proceeds from sales of
    properties                                  45,731,500     71,502,500
  Payment of selling costs                      (1,677,041)    (1,984,090)
  Capital contributions to joint
    venture with an affiliate                                     (54,938)

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                    1998           1997           1996
                               -------------  -------------  -------------
  Distributions from joint
    venture with an affiliate                                   3,681,856
  Improvements and additions
    to properties                                 (197,950)      (920,158)
                                              -------------  -------------
  Net cash provided by
    investing activities                        43,856,509     72,225,170
                                              -------------  -------------
Financing activities:
  Distributions to
    Limited Partners               (785,676)  (104,928,196)   (19,381,766)
  Distributions to General
    Partner                                       (350,464)    (1,401,854)
  Deemed distribution
    to Limited Partners                                           (79,768)
  Capital contribution from joint
    venture partner - affiliate                     39,705
  Distributions to joint venture
    partners - affiliates                       (1,728,022)   (18,796,692)
                               -------------  -------------  -------------
  Net cash used in financing
    activities                     (785,676)  (106,966,977)   (39,660,080)
                               -------------  -------------  -------------
Net change in cash and cash
  equivalents                      (706,940)   (62,144,720)    41,849,518
Cash and cash equivalents at
  beginning of year               4,301,091     66,445,811     24,596,293
                               -------------  -------------  -------------
Cash and cash equivalents at
  end of year                $    3,594,151 $    4,301,091 $   66,445,811
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership, including, but not limited to, the lawsuit discussed in Note 13 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon sale of the property, the remaining balance was written off.

(e) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(g) Investment in joint venture with an affiliate represented the Partnership's 22.91% interest, under the equity method of accounting, in a joint venture with an affiliated partnership. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(h) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(l) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

(m) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on May 29, 1984. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 1,000,000 Limited Partnership Interests at $250 per Interest, 939,587 of which were sold on or prior to February 20, 1985, the termination date of the offering.

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

Pursuant to the Partnership Agreement, "Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

"Net Cash Receipts" available for distribution were distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and 2.5% of such "Net Cash Receipts" was paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund were available to repurchase Interests from Limited Partners. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests were paid to the Repurchase Fund and were utilized to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. An amount not to exceed the dollars originally allocated to the Repurchase Fund will be returned by the Repurchase Fund to the Partnership at liquidation, which will be accounted for as a capital contribution from the General Partner. As of December 31, 1998, there were 24,071 Interests and cash of $2,896,122 in the Repurchase Fund.

The Partnership has disposed of all of its remaining real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were distributed to the Tax-exempt Limited Partners in accordance with the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Proceeds during the lifetime of the Partnership.

5. Investment Property Writedown:

In 1996, the Partnership determined that an impairment had occurred to the asset value of the Ammendale Technology Park - Phase I office building located in Prince George's County, Maryland. During 1996, the property was written down to its current sales price, less estimated closing costs, and a $968,000 provision for investment property writedown was recognized.

6. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

7. Affiliate's Participation in Joint Ventures:

The 1275 K Street Office Building and the Westech 360 Office Buildings were owned by the Partnership and an affiliated partnership. Both of the properties were sold in 1996. See Note 11 of Notes to Financial Statements for additional information regarding the sales. For the 1275 K Street Office Building, profits and losses were allocated approximately 61% to the Partnership and 39% to the affiliate. For the Westech 360 Office Buildings, profits and losses were allocated approximately 57% to the Partnership and 43% to the affiliate. All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation. For financial statement purposes, the Partnership recognized a loss of $5,028,903 in connection with the sale of the 1275 K Street office building, of which $1,924,848 was the affiliate's share. In addition, the Partnership recognized a gain of $9,904,921 in connection with the sale of the Westech 360 Office Buildings, of which $4,288,415 was the affiliate's share. The joint venture made net distributions of $1,688,317 and $18,796,692 to the partners during 1997 and 1996, respectively.

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

8. Investment in Joint Venture with an Affiliate:

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

During 1996, the Partnership received net distributions from the joint venture of $3,626,918.

The following unaudited financial information has been summarized from the December 31, 1996 financial statements of the joint venture:

            Total income                       $2,448,000
            Loss before gain on sale           (1,847,000)
            Gain on sale                        8,882,000
            Net income                          7,035,000

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles (GAAP), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $113,374 less than the tax income for the same period.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting           $28,515 $17,194  $50,775  $9,819 $23,466  $16,077
    Data processing        2,328     872    6,518   1,456   3,631     None
    Legal                 16,592  10,674   16,479   3,028  12,513    8,573
    Portfolio management  54,793  33,372  169,414  30,474 129,642   88,822
    Other                    525    None    8,889     525   6,028    4,130

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $28,112 for 1996.

11. Property Sales:

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

(h) The Westech 360 Office Buildings was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of approximately 57% and 43%, respectively. In December 1996, the joint venture sold the property in an all cash sale for $18,330,000. From the proceeds of the sale, the joint venture paid $477,652 in selling costs. The basis of the property was $7,947,427, which is net of accumulated depreciation of $2,938,756. For financial statement purposes, the Partnership recognized a gain of $9,904,921 from the sale of the property, of which $4,288,415 was the minority joint venture partner's share.

12. Settlement Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $117,892 as its share of the settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes.

13. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice, which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.