Form 10-Q
period 1999-03-31
BALCOR EQUITY PENSION INVESTORS II
filed 1999-05-07
CIK 748501

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999             1998
                                           --------------   --------------
Cash and cash equivalents                  $   3,559,662    $   3,594,151
Accrued interest receivable                       14,936            9,758
Prepaid expense                                    1,896
                                           --------------   --------------
                                           $   3,576,494    $   3,603,909
                                           ==============   ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      38,973    $      51,784
Due to affiliates                                 66,098           62,112
                                           --------------   --------------
    Total liabilities                            105,071          113,896
                                           --------------   --------------

Commitments and Contingencies

Limited Partners' capital (939,587
  Interests issued and outstanding)            4,374,325        4,374,325
General Partner's deficit                       (902,902)        (884,312)
                                           --------------   --------------
    Total partners' capital                    3,471,423        3,490,013
                                           --------------   --------------
                                           $   3,576,494    $   3,603,909
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                                1999             1998
                                           --------------   --------------
Income:
  Interest on short-term investments       $      46,317    $      59,184
  Other income                                                    117,892
                                           --------------   --------------
    Total income                                  46,317          177,076
                                           --------------   --------------

Expenses:
  Administrative                                  64,907          148,000
                                           --------------   --------------
    Total expenses                                64,907          148,000
                                           --------------   --------------
Net (loss) income                          $     (18,590)   $      29,076
                                           ==============   ==============
Net loss allocated to General Partner      $     (18,590)           None
                                           ==============   ==============
Net income allocated to Limited Partners           None     $      29,076
                                           ==============   ==============
Net income per Limited Partnership Interest
  (939,587 issued and outstanding)
  - Basic and Diluted                              None     $        0.03
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                1999             1998
                                           --------------   --------------
Operating activities:
  Net (loss) income                        $     (18,590)   $      29,076
  Adjustments to reconcile net (loss)
    income to net cash (used in) or
    provided by operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                              (5,178)           3,793
        Prepaid expenses                          (1,896)          (2,024)
        Accounts payable                         (12,811)          21,816
        Due to affiliates                          3,986            8,689
                                           --------------   --------------
  Net cash (used in) or provided by
    operating activites                          (34,489)          61,350
                                           --------------   --------------
Net change in cash and cash equivalents          (34,489)          61,350

Cash and cash equivalents at beginning
    of period                                  3,594,151        4,301,091
                                           --------------   --------------
Cash and cash equivalents at end of period $   3,559,662    $   4,362,441
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                        Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 9,822     $ 66,098

4. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-II A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1984 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $234,896,750 through the sale of Limited Partnership Interests and utilized these proceeds to fund seven loans and acquire five real property investments and a minority joint venture interest in one additional real property. As of March 31, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, during 1998, the Partnership recognized other income of $117,892 related to a settlement of a dispute with a former tenant at the Pacific Center office buildings. As a result of this event, the Partnership recognized net income during the quarter ended March 31, 1998 as compared to a loss during the quarter ended March 31, 1999. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower average cash balances due to a distribution to Limited Partners in April 1998 and lower interest rates in 1999, interest income on short-term investments decreased during 1999 when compared to 1998.

The Pacific Center office buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold in December 1996. During April 1998, the Partnership received $117,892 as its share of a settlement related to a dispute with a former tenant at the property. This amount was recognized as other income for financial statement purposes during the first quarter of 1998.

Primarily due to a decrease in accounting, portfolio management, and investor processing fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $34,000 as of March 31, 1999 when compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership, as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item 1. Legal Proceedings" for additional information.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 24,071 Interests and cash of $2,896,122 in the Repurchase Fund.

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

                      BALCOR EQUITY PENSION INVESTORS-II
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(10) Material Contracts:

(i)(a) Agreement of Sale and attachment thereto relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is hereby incorporated by reference.

(i)(b) First Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(i)(c) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of the Ross Plaza Shopping Center, Federal Way, Washington, previously filed as Exhibit (10)(iv)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is hereby incorporated by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



Date: May 7, 1999
      -----------